Form 10-K
period 2024-12-31
Cohen & Co Inc.
filed 2025-03-12
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $11.9 million.  As of March 5, 2025, there were 2,054,674 shares of Common Stock of Cohen & Company Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.  BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a Maryland corporation that incorporated on October 6, 2003. We are a financial services company specializing in an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, underwriting, and advisory services, operating primarily through our subsidiaries, JVB in the United States (the “U.S.”) and CCFESA in Europe. A division of JVB, Cohen & Company Capital Markets (“CCM”) is our full-service boutique investment bank that focuses on mergers and acquisitions (“M&A”), capital markets, and SPAC advisory services. Our Capital Markets business segment also includes investment returns on financial instruments that we have received as consideration for advisory, underwriting, and new issue placement services provided by CCM. Our Asset Management business segment manages assets through investment vehicles, such as collateralized debt obligations (“CDOs”), managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). As of December 31, 2024, we had approximately $2.3 billion of assets under management (“AUM”) in primarily fixed income assets in a variety of asset classes including U.S. and European bank and insurance trust preferred securities (“TruPS”), debt issued by small and medium sized European, U.S., and Bermudian insurance and reinsurance companies, equity interests of SPACs and their sponsor entities, and commercial real estate loans. Our Principal Investing business segment is comprised primarily of investments we hold related to our SPAC franchise and investments that we have made for the purpose of earning an investment return rather than investments made to support our trading or other capital markets business activity.

Capital Markets

Our Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, underwriting, and advisory services operating primarily through our subsidiaries, JVB in the U.S. and CCFESA in Europe. JVB is our sole operating U.S. broker-dealer, under our JVB Holdings subsidiary, and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”). CCFESA is regulated by the ACPR. Our Capital Markets business segment also includes investment returns on financial instruments that we have received as consideration for advisory, underwriting, and new issue placement services provided by CCM.

CCM was established in 2021 as a division of JVB to address the coverage gaps and structural shortfalls at leading investment banks. CCM is a boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services. CCM is one of the most active SPAC advisors on Wall Street with differentiated and inventive products for clients. In addition, we are growing our team of investment banking professionals with experience in a number of emerging growth verticals and continue to expand offerings for our clients. We are a lead advisor on the majority of the transactions we advise, showcasing an ability to navigate complex transactions and volatile markets. As of December 31, 2024, CCM had 21 investment banking professionals with substantial industry and capital markets experience.

Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, asset-backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration loans ("SBA loans"), U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments.

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

In addition, JVB operates a gestation repo financing program. In general, JVB lends money to a counterparty after obtaining collateral securities from that counterparty via a reverse repurchase agreement. JVB also borrows money from another counterparty using the same collateral securities via a repurchase agreement. JVB seeks to earn net interest margin on these transactions. Gestation repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators. The lenders (the repurchase agreement counterparties) are a diverse group of counterparties comprised of banks, insurance companies, and other financial institutions. Gestation trades can be structured in two ways: (i) on balance sheet trades and (ii) agency trades. For on balance sheet trades, JVB borrows from one counterparty and lends to another on a principal basis and earns net interest margin. For agency trades, JVB receives a fee (which is paid by the borrower and is a function of the reverse repo notional amount), while the borrower and lender transact with each other directly.

From 2017 through 2021, we also operated a matched book general collateral funding (“GCF”) repo business as a full netting member of the Fixed Income Clearing Corporation’s (“FICC”) Government Services Division. Primarily due to reduced spreads in the repo market for GCF collateral, we exited the GCF business in 2021.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, gestation repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading, (2) new issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, (c) underwriting, and (d) new issue revenue associated with arranging and placing the issuance of newly created financial instruments, and (3) any investment returns on financial instruments that we have acquired or received as consideration for services provided by CCM. Our Capital Markets business segment has offices in Boca Raton (Florida), Memphis (Tennessee), Menlo Park (California), New York City (New York), Paris (France), and Philadelphia (Pennsylvania).

Trades in our Capital Markets business segment can be either “riskless” or risk-based. Riskless trades are transacted with a customer order in hand, resulting in limited risk to us. Risk-based trades involve us owning the securities and thus placing our capital at risk. Such risk-based trading activity may include the use of leverage. We believe that the prudent use of capital to facilitate client orders increases trading volume and profitability. Any gains or losses on trading securities that we have classified as investments-trading are recorded in our Capital Markets business segment. In addition, any gains or losses on trading securities that we have classified as other investments, at fair value, which were acquired or received as consideration for services provided by CCM, are recorded in our Capital Markets business segment. Whereas any gains or losses on securities that we have classified as other investments, at fair value, which were not received as consideration for services provided by CCM, are recorded in our Principal Investing business segment.

From time to time, CCM receives financial instruments as consideration for advisory, underwriting, and new issue placement services provided. We generally record the fair value of the investment consideration as new issue and advisory revenue at the time it is received, and record subsequent gains and losses, including periodic mark-to-market unrealized gains and losses, as principal transactions revenue, which remain in the Capital Markets segment. A description of our investment portfolio can be found under the heading "Principal Investing" below, reflecting the value as of December 31, 2024 of the financial instruments that CCM has acquired or received as consideration for services provided.

Our commercial real estate lending platform (“CRE Opportunities” or "CREO"), which operates outside of JVB, was created in 2021 with a primary focus on multi-family transitional loans and a team of professionals with extensive origination, underwriting, and securitization experience in the commercial real estate market.

Asset Management

Our Asset Management business segment manages and services assets within a variety of Investment Vehicles. We earn management fees for our ongoing asset management services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2024, we had $2.3 billion in AUM. AUM equals the sum of the net asset value (“NAV”) or gross assets of the Investment Vehicles we manage based on whichever measurement serves as the basis for the calculation of our management fees. Beginning in November 2023, we earn an annual servicing fee on the notional amount of the loans owned by the CREO JV and, from that point, the notional amount of these loans has been included in our AUM. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements. We do not receive management fees for assets managed within our SPAC Series Funds. See discussion below.

As of December 31, 2024, we had four subsidiaries that act as managers to our Investment Vehicles. Two of these subsidiaries, Cohen & Company Financial Management, LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFESA is based in France and regulated by the ACPR. Cohen CREO LLC, which is not a registered investment advisor, provides services for the assets of the CREO JV.

Subsidiary	Product Line

CCFM	SPAC Fund, SPAC Series Funds, Alesco CDOs
DCM	U.S. Insurance JV, Dekania Europe CDOs
CCFESA	PriDe Funds and other managed accounts.
Cohen CREO LLC	CREO JV

 The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)

	As of December 31,
	2024	2023	2022	2021	2020
PriDe Funds and Other Managed Accounts	$855	$865	$813	$721	$587
U.S. Insurance JV	154	166	122	142	48
CREO JV	309	296	-	-	-
SPAC Fund	-	-	81	125	53
SPAC Series Funds	41	35	47	130	24
Non-CDO Investment Vehicles	1,359	1,362	1,063	1,118	712

Alesco CDOs	862	884	946	1,099	1,890
Dekania Europe CDOs.	104	111	107	141	167
Total CDO AUM	966	995	1,053	1,240	2,057

Total AUM	$2,325	$2,357	$2,116	$2,358	$2,769

A description of Investment Vehicles that were under management as of December 31, 2024 is set forth below.

PriDe Funds and Other Managed Accounts. In July 2014, we became the investment advisor of a newly created French investment fund with total commitments of €238 million, an initial investment period of two years (which was later extended by two years), and a maturity date of July 2026 (which was later extended until July 2028). This fund was fully invested in December 2017. In January 2017, the second vintage Investment Vehicles in the series of these funds closed with total commitments of €203.5 million, an initial investment period of three years (which was later extended by two years), and a maturity date of January 2032. These Investment Vehicles were fully invested in July 2021. In July 2020, the third vintage Investment Vehicles in the series of these funds closed with total commitments of €375.5 million, an initial investment period of three years (which was later extended by two years), and a maturity date of July 2035. In November 2024, the fourth vintage Investment Vehicles in the series of these funds closed with total commitments of €337 million, an initial investment period of three years, and a maturity date of November 2037. This series of Investment Vehicles is referred to in this Annual Report on Form 10-K as the “PriDe Funds.” The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European and Bermudian insurance companies that have limited access to capital markets. CCFESA earns investment advisor regular fees and investment advisor performance fees depending on the level of returns achieved. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. In addition, we provide investment management or advisory services to a number of separately managed accounts owned by family offices, high net worth individuals, and asset managers. The investment focus of the separately managed accounts is on CDO, collateralized loan obligations ("CLO") notes, and debt instruments where our professionals have relevant expertise. For the services provided to these managed accounts, we are paid gross annual base management or advisory fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of the PriDe Funds and other managed accounts was $855.3 million as of December 31, 2024.

U.S. Insurance JV. In May 2018, we committed to invest up to $3.0 million in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor. The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermudian insurance and reinsurance companies and is managed by DCM. We were required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3.0 million. As of December 31, 2024, the NAV of the U.S. Insurance JV was $151.6 million, we had fulfilled our investment commitment, and our investment in the U.S. Insurance JV was valued at $2.8 million. In addition, the insurance company debt that will be funded by the U.S. Insurance JV may be originated by us and there may be origination fees earned in connection with such transactions. We also earn management fees as manager of the U.S. Insurance JV. We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

CREO JV. In September 2021, we committed to invest up to $15.0 million of equity into a newly formed joint venture (the “CREO JV”) with an outside investor that committed to invest approximately $435.0 million of equity into the CREO JV. We are required to invest 7.5% of the total equity of the CREO JV with a maximum investment of $15.0 million. As of December 31, 2024, the NAV of the CREO JV was $85.8 million, we had invested $4.9 million of our $15.0 million investment commitment, and our investment in the CREO JV was valued at $6.4 million. The CREO JV is managed by us. The CREO JV was formed for the purposes of investing in primarily multi-family commercial real estate mortgage-backed loans collateralized by mostly transitional commercial real estate mortgage-backed loans. “CRE CLO” means any pooling of commercial real estate mortgage-backed loans into a collateralized loan obligation. The commercial real estate loans that are funded by the CREO JV may be originated by us and we may earn origination fees in connection with such transactions. In addition, we may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. Any origination fees or structuring fees earned by us will be in our Capital Markets segment. We will also earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO. The CREO JV has a repurchase facility to finance its assets until they can be securitized into CRE CLOs. Through December 31, 2024, we had not yet structured or consummated a CRE CLO and, accordingly, had not earned any management fees as manager of any CRE CLO. In November 2023, we began earning an annual portfolio servicing fee on the notional amount of loans owned by the CREO JV, which is equal to 0.25%. Once we have earned aggregate portfolio servicing fees of $1.5 million, the annual percentage will drop to 0.10%. From November 2023 through 2024, we have earned $0.8 million from the CREO portfolio servicing fee.

SPAC Fund. In 2018, we invested in and became the investment manager and general partner of a newly formed fund structure that was created for the purpose of investing primarily in the equity interests of SPACs and, in certain circumstances, SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties (the “SPAC Fund”). Prior to March 31, 2023, the general partner of the SPAC Fund (“Vellar GP”) had an investment in the SPAC Fund, had the potential to earn incentive fees, and had not consolidated the SPAC Fund. Effective April 1, 2023, all of the investors in the SPAC Fund, other than the Vellar GP, redeemed all of their interests in the SPAC Fund. As a result, effective April 1, 2023, the Vellar GP became the sole owner of, and began consolidating, the SPAC Fund. We owned a one-third interest in the Vellar GP, and effective April 1, 2023, we began consolidating the SPAC Fund as well. CCFM was the manager of the SPAC Fund and was entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Fund until April 1, 2023. In February 2025, we sold our one-third interest in the Vellar GP and going forward will no longer consolidate the Vellar GP or have any interest in the Vellar GP or the SPAC Fund. See note 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

SPAC Series Funds. As a complement to the SPAC Fund, we established and became the managing member and investment manager to two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issue a separate series for each investment portfolio, which typically consists of investments in the sponsor entities of individual SPACs. The investing activity of the SPAC Series Funds includes purchasing interests in the placement units of certain SPAC sponsor entities that, in addition to placement units, entitle the SPAC Series Funds to certain amounts of founder shares, for a nominal purchase price. The number of founder shares allocated to the SPAC Series Funds is not finally determined until the related business combination (if any) is completed by the applicable SPAC. The amount of founder shares allocable to each SPAC Series Fund is subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed timeframe, the SPAC Series Funds will forfeit all the founder shares allocated to them for that particular SPAC. Second, even if a business combination by the applicable SPAC is completed, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled will be reduced as part of these negotiations. In these cases, any allocation to the SPAC Series Funds will also be reduced. Although we do not charge a management fee for most of the SPAC Series Funds, nor do we earn a performance fee from most of the SPAC Series Funds, we and certain of our employees receive a portion of the allocations of founder shares, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invest. As of December 31, 2024, the SPAC Series Funds had issued limited liability company interests and invested in 13 SPAC sponsor entities, and the aggregated total net asset carrying value of the remaining SPAC Series Funds was $41.9 million. As of December 31, 2024, our investment in the SPAC Series Funds was carried at $1.9 million. As of December 31, 2024, in our capacity as the asset manager of the SPAC Series Funds, we received and still hold an allocation of 1.7 million founder shares, for a nominal purchase price, from six different SPAC sponsor entities that have not completed any business combinations. These allocations will be worthless if the underlying SPACs fail to complete their business combination and liquidate. Furthermore, even if a business combination is completed, the founder shares allocable to us may be adjusted significantly downward based on final negotiation with the business combination counterparty. See below for a description of our Principal Investments as of December 31, 2024.

CDOs. As of December 31, 2024, we managed five Alesco CDOs and two Dekania Europe CDOs, which were initially securitized during 2004 to 2007. A CDO is a form of borrowing secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. These structures can hold different types of securities, but as of December 31, 2024, our only remaining CDOs under management were backed by U.S. and European bank and insurance TruPS and subordinated debt. In general, our Alesco and Dekania Europe deals have the following terms. We receive senior and subordinate management fees. On the Alesco CDOs, we can be removed as manager without cause if 66.7% of the rated note holders voting separately by class and 66.7% of the equity holders vote to remove us, or if 75% of the most senior note holders vote to remove us when certain over-collateralization ratios fall below 100%. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There was a non-call period for the equity holders, which ranged from three to six years. Once this non-call period expires, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years after the closing, an auction call will be triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature up to 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. All of the Alesco and Dekania Europe CDOs that we manage have reached their auction call redemption features, which means the portfolio of collateral for each CDO is subject to an auction on either a quarterly or bi-annual basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.

In addition, we have historically received revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our only remaining asset management revenue share as of December 31, 2024 is set forth below.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we received 8.0% of certain revenues of the manager of IIFC through October 31, 2021, and effective November 1, 2021, we receive 7.35% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  In 2024, we earned $2.6 million from the IIFC revenue share. From inception through 2024, we have earned $8.2 million.

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

Since 2018, we have sponsored three SPACs. Our first sponsored SPAC, Insurance Acquisition Corp. (“Insurance SPAC”), completed its $150.7 million IPO in March 2019, entered into a merger agreement in June 2020, and completed its business combination in October 2020 with Shift Technologies, Inc. (“Shift”), a car-buying e-commerce platform. Our second sponsored SPAC, INSU Acquisition Corp. II (“Insurance SPAC II”), completed its $250 million IPO in September 2020 and entered into a merger agreement in November 2020 with Metromile, Inc., a digital insurance platform and pay-by-mile auto insurer (“MetroMile”), which closed on February 9, 2021. Subsequently, MetroMile was acquired by Lemonade, Inc. (NYSE:LMND) (“Lemonade”). Our third sponsored SPAC, INSU Acquisition Corp. III (“Insurance SPAC III”), completed its $218 million IPO in December 2020 and was liquidated in December 2022 without completing a business combination within the required timeframe.

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

We invest in SPAC sponsor entities that we do not consolidate because we are not the managing member of such sponsor entity or otherwise do not have the power to direct the sponsor entity's most important activities. In these cases, we treat our investment in the SPAC sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment during the applicable SPAC's pre-business combination period, we generally have not elected the fair value option. If a SPAC completes a business combination and we have an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it receives and the carrying value of its equity method investment in the SPAC. We will recognize our share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and we will recognize our share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes to us our share of the SPAC shares it owns, we will reclassify our investment from investment in equity method affiliates to other investments, at fair value as we will then hold the SPAC shares directly (rather than through an equity method investee). We will then record principal transactions income and loss until the SPAC shares themselves are liquidated.

Through Vellar GP, we have also engaged in several transactions known as “share forward arrangements” (“SFAs”). In a typical SFA transaction, we acquire an interest in a publicly traded company (referred to as the “SFA Counterparty”) through open market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables. Upon acquiring these interests, we enter into an SFA derivative arrangement with the SFA Counterparty. In cases where we acquire our interests in the SFA Counterparty through open market purchases, the SFA generally requires an up-front payment to us from the SFA Counterparty. The amount of this up-front payment equals the cost we paid for our interests in the SFA Counterparty, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, we will utilize available cash on hand or available financing. The SFA stipulates that we must make a payment to the SFA Counterparty on or subsequent to a certain maturity date. Depending on the terms of the SFA, this payment may be made in cash, by returning the interests we acquire in the SFA Counterparty, or through a combination of both. In some cases, the SFA requires the payment to be made exclusively in cash. Importantly, the SFA does not obligate us to hold the interests that we acquired in the SFA Counterparty. Following the execution of the SFA, we are free to sell the interests we acquired in the SFA Counterparty (assuming the interests themselves are not restricted from transfer). Additionally, SFAs generally include a feature whereby if we hold the interests we acquired in the SFA Counterparty until maturity or another agreed-upon date, we become eligible to receive an additional payment from the SFA Counterparty, either in cash or in additional interests in the SFA Counterparty. Such a payment is known as the “Maturity Consideration.” Furthermore, SFAs usually include a provision allowing us to terminate the SFA, either in whole or in part, before its maturity by making an agreed-upon payment based on an amount defined in the SFA (the “Reset Price”). The Reset Price may either remain fixed throughout the term of the SFA, or fluctuate based on certain calculations within the SFA. SFAs also impose various obligations on the SFA Counterparty, which may include registering a predetermined number of the interests in the SFA Counterparty (subject to the SFA) with the SEC, maintaining the listing of the SFA Counterparty securities on a national exchange, and/or that the closing price of the SFA Counterparty’s shares on the public exchange does not fall below a predetermined price for a specific period of time. If any of these SFA Counterparty obligations are breached or not satisfied, we may have the right to terminate the SFA and accelerate the payment of the Maturity Consideration upon termination. The SFAs provide the right of set off in the case of Maturity Consideration, thereby allowing us to keep the interests we hold in the SFA Counterparty and offset the Maturity Consideration we are owed following termination of the applicable SFA.  On February 25, 2025, we sold all of our interests in Vellar GP and do not anticipate engaging in additional SFA transactions in the foreseeable future.

As of December 31, 2024, our investment portfolio included other investments, at fair value, which were valued at $35.3 million, and investments in equity method affiliates, which were carried at $23.4 million, net of other investments sold, not yet purchased, which were valued at $1.7 million, and the related non-convertible non-controlling interests, which were valued at $11.5 million. Any financial instruments that CCM receives as consideration for services provided are included in the Capital Markets segment, while all other financial instruments are included in the Principal Investing segment; financial instruments from both our Capital Markets and Principal Investing segments are shown in the chart below. In addition, several of the positions listed below are subject to trading restrictions or are warrants, units, or notes that are convertible into publicly traded equity.

A description of our investments as of December 31, 2024 is set forth below.

					Inv in Equity	Other Inv	Non-Convertible,	Net
($000s)		Other Investments at Fair Value			Method	Sold, Not Yet	Non-Controlling	Investment	12/31/24
Investments	Ticker	CCM	Other	Total	Affiliates	Purchased	Interest	Value	Share Price
Post-Business Combination SPACs -
Abpro Corporation	ABP	$358	$-	358	$-	$-	$-	$358	$1.79
Baird Medical Investment Holdings Limited	BDMD	380	-	380	-	-	-	380	7.60
Brand Engagement Network, Inc.	BNAI	950	189	1,139	-	-	(844)	295	0.97
Captivision Inc.	CAPT	1,753	-	1,753	-	-	-	1,753	0.71
Critical Metals Corp.	CRML	137	3,006	3,143	454	-	(1,607)	1,990	6.79
Crown LNG Holdings Limited	CGBS	1,224	-	1,224	-	-	-	1,224	0.40
Murano Global Investments Plc	MRNO	-	-	-	15,876	-	(7,569)	8,307	10.24
Payoneer Global Inc.	PAYO	-	2,850	2,850	-	-	-	2,850	10.04
Rezolve Limited	RZLV	7,563	1,888	9,451	1,224	(1,121)	(164)	9,390	3.82
Veea Inc.	VEEA	1,037	-	1,037	-	-	-	1,037	3.81
Vellar - SPVs	NA	-	470	470	-	(470)	(827)	(827)	NA
ZoomCar Holdings, Inc. (convertible note and shares)	ZCAR	1,565	-	1,565	146	-	-	1,711	1.81
Other	NA	139	298	437	5	(60)	(451)	(69)	NA
Subtotal		15,106	8,701	23,807	17,705	(1,651)	(11,462)	28,399
Pre-Business Combination SPACs -
Chenghe Acquisition II Co.	CHEB	183	-	183	-	-	-	183	10.21
Dynamix Corporation (warrants)	DYNXW	388	-	388	-	-	-	388	0.28
FACT II Acquisition Corp (units)	FACTU	621	-	621	-	-	-	621	9.98
Melar Acquisition Corp I	MACI	138	-	138	-	-	-	138	10.06
Other	NA	257	-	257	-	-	-	257	NA
Subtotal		1,587	-	1,587	-	-	-	1,587
Other Investments -
CREO JV	NA	-	6,432	6,432	-	-	-	6,432	NA
Dutch Real Estate	NA	-	-	-	5,105	-	-	5,105	NA
U.S. Insurance JV	NA	-	2,825	2,825	-	-	-	2,825	NA
Other	NA	73	538	611	621	-	-	1,232	NA
Subtotal		73	9,795	9,868	5,725	-	-	15,593
Total Investment Portfolio		$16,766	$18,496	$35,262	$23,430	$(1,651)	$(11,462)	$45,579

Investment in Post-Business Combination SPACs. These are investments in publicly traded companies that were issued in connection with business combinations with SPACs. A significant portion of this equity was received as consideration for services provided by CCM. The portion that is not related to CCM consideration, is related to allocations of founder shares to us, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invested. An investment in post-business combination SPACs is classified as other investments, at fair value after we receive our allocation of the post-business combination publicly traded company shares. During the period between the closing of the business combination and receiving our allocation of shares in the post-business combination publicly traded company, an investment in post-business combination SPACs is classified as an investment in equity method affiliates, representing an investment in the sponsor of the SPAC, entitling us to an eventual allocation of post-business combination public company shares. As of December 31, 2024, our investment in the public equity of post-business combination SPACs was valued at $23.8 million as a component of other investments, at fair value, $15.1 million of which was received as consideration for services provided by CCM, and our investment in the sponsors entitling us to public equity of post-business combination SPACs had a carrying value of $17.7 million as a component of investment in equity method affiliates. As of December 31, 2024, these investments had offsetting liabilities that were valued at $1.7 million as a component of other investments sold, not yet purchased, and $11.5 million as a component of non-convertible non-controlling interests, representing the portion of the investment that we do not ultimately own. Certain of the shares are subject to restrictions on transfer until threshold trading prices are met. See notes 4 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Investment in Pre-Business Combination SPACs. These are investments in publicly traded pre-business combination SPACs, which are primarily shares received as consideration for CCM acting as underwriter in the IPOs of SPACs or performing other advisory services. As of December 31, 2024, our investment in the public equity of pre-business combination SPACs was valued at $1.6 million as a component of other investments, at fair value.

Investment in CREO JV. In September 2021, we co-established and committed to invest up to $15.0 million in the CREO JV. As of December 31, 2024, we had invested $4.9 million of our $15.0 million investment commitment, our investment in the CREO JV was valued at $6.4 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the CREO JV was $85.8 million.

Investment in Dutch Real Estate. In December 2019, we acquired a 45% interest in CK Capital Partners B.V. (“CK Capital”), a private company incorporated in the Netherlands, which provides asset and investment advisory services relating to real estate holdings, as well as a 10% interest in a related real estate holding company. In December 2021, we invested an additional $2.4 million in the related real estate holding company. As of December 31, 2024, our investment in these Dutch real estate entities was carried at $5.1 million, $0.4 million in CK Capital and $4.7 million in the real estate holding company, which was included as a component of investment in equity method affiliates in our consolidated balance sheet.

Investment in U.S. Insurance JV. During 2018, we co-established and committed to invest up to $3.0 million in the U.S. Insurance JV. As of December 31, 2024, we had fulfilled our investment commitment, our investment in the U.S. Insurance JV was valued at $2.8 million, which was included as a component of other investments, at fair value in our consolidated balance sheet, and the NAV of the U.S. Insurance JV was $151.6 million.

Investment in Other Securities. We have invested in various original issuance securities that we have originated and certain other securities that we have not originated including private equity, public equity, and real estate loans. As of December 31, 2024, our investments in these other securities were valued at $0.6 million, which was included as a component of other investments, at fair value, and $0.6 million, which was included as a component of investment in equity method affiliates, in our consolidated balance sheet.

Employees

As of December 31, 2024, we employed a total of 113 full-time professionals and support staff. This number includes 76 employees of our JVB subsidiary, six employees of our CRE Opportunities group, five employees of our Principal Investing business segment, eight employees of our U.S. Asset Management business segment, five employees of our European Asset Management business segment, and 13 employees of our executive and support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms that we compete with for personnel. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2025 Annual Meeting of Stockholders.

Competition

All areas of our business are intensely competitive, and we expect them to remain so. We believe that the principal factors affecting competition in our business include the economic environment, the quality and price of our products and services, our client relationships, our reputation, our market focus, and the ability of our professionals.

Our competitors are other public and private investment banks, brokerage firms, merchant banks, financial advisory firms, and asset managers. We compete globally and on a regional, product, and niche basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products and services. Certain of these competitors continue to raise additional amounts of capital to pursue business strategies that may be similar to ours. Some of these competitors may also have access to liquidity sources that are not available to us, which may pose challenges for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader business relationships.

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

As of December 31, 2024, our regulated subsidiaries include: JVB, a U.S. registered broker-dealer regulated by FINRA and subject to oversight by the U.S. Securities and Exchange Commission (the “SEC”); CCFESA, a French company regulated by the French Prudential Supervision and Resolution Authority (Autorité de Contrôle Prudentiel et de Résolution, the “ACPR”); and CCFM and DCM, each of which is a registered investment adviser regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

U.S. Regulation. As of December 31, 2024, JVB was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. JVB is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including JVB's directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. JVB is also registered as a broker-dealer in certain U.S. states, requiring it to comply with the laws, rules, and regulations of each state in which JVB is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

Financial Resources. As part of the firm regulatory requirements under the ACPR it must maintain adequate financial resources as set out in the European Union Regulation (EU) 2019/2033, also known as the Investment Firms Regulation (IFR), and Directive (EU) 2019/2034, also known as the Investment Firms Directive (IFD). The IFR and the IFD apply to investment firms deemed sufficiently small and non-interconnected (so called “class 3” firms). Class 3 firms are subject to less stringent financial requirements; specifically, the capital requirement for a class 3 firm is equal to the higher of (1) €75,000 of permanent minimum capital requirement (PMR) or (2) a quarter of its fixed overhead measured on the basis of the previous year’s activity. CCFESA is classified as a class 3 firm and is subject to a base regulatory tangible capital requirement of €621,000.

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

The AML package, a new body of regulations to combat money laundering and the financing of terrorism (AML/CFT), was published on June 19, 2024. It consists of one directive, the 6th Anti-Money Laundering Directive (hereafter “AMLD6”), and two regulations, one concerning the creation of the new European AML-FT authority - known by the acronym “AMLA” - and the other relating to the requirements that supervised entities must meet to protect the European Union's internal market against BC-FT risks. As part of the AMLA package, the 6th Anti-Money Laundering Directive aims to improve the organization of national AML/CFT systems by establishing clear rules for national authorities, notably in terms of cooperation between Financial Intelligence Units (FIUs) and national supervisors. The main contributions of this new directive concern the centralization and harmonization of information required for financial investigations, in particular bank account information and information on beneficial owners.

European Regulation 2022/2554 of December 14, 2022 on the digital operational resilience of the financial sector (DORA) came into force on January 17, 2025. The requirements of this regulation apply, with certain exceptions, to all entities in the financial sector and concern:

● IT risk management;

● incident reporting;

● resilience testing; and

● management of third-party risk borne by IT service providers.

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

●	Our gestation repo business serves a narrow market and is likely subject to highly volatile demand.
●	Our mortgage group’s revenue is highly dependent on the U.S. housing market, generally.
●	Our Capital Markets segment depends significantly on a limited group of customers.
●	Underwriting activities expose us to risk.
●	Failure to retain senior management and qualified personnel may result in our not being able to execute our business strategy.
●	Payment of severance could strain our cash flow.
●	If additional cash is not available, our business and financial performance will be significantly harmed.
●	Failure to obtain or maintain adequate capital and funding would adversely affect the growth and results of our operations.
●	The lack of liquidity in certain investments may adversely affect our business, financial condition and results of operations.
●	Our investments in the equity interests of SPACs and SPAC Sponsor Entities may expose us to increased risks and liabilities.
●	Our investments in SPAC Sponsor Entities are highly speculative, subject to total loss, and completely illiquid prior to business combination.
●	Our investments in post-business combination SPACs are carried at fair value but subject to sale restrictions which could result in significant losses to our business.
●	Our failure to deal appropriately with actual, potential, or perceived conflicts of interest could damage our reputation and materially adversely affect our business.
●	Our strategic relationship with Cohen Circle, LLC ("Cohen Circle"), formerly Fintech Masala, LLC could result in conflicts of interest and termination of such relationship could result in losses to our businesses.
●	If we are unable to manage the risks of international operations effectively, our business could be adversely affected.
●	The securities settlement process exposes us to risks that may adversely affect our business.
●	We are exposed to the risk that third parties that are indebted to us will not perform their obligations.
●	We are exposed to various risks related to margin requirements under repurchase agreements and securities financing arrangements and are highly dependent on our clearing relationships.
●	We have market risk exposure from unmatched principal transactions entered into by our brokerage desks.
●	Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.
●	Increase in capital commitments in our trading business increases the potential for significant losses.
●	Our principal trading and investments expose us to risk of loss.
●	Our principal investments are subject to various risks and expose us to a significant risk of capital loss.
●	Historical returns of our funds and managed accounts may not be indicative of their future results.
●	There is increasing regulatory supervision of alternative asset management companies.
●	Asset management clients generally may redeem their investments, which could reduce our asset management fee revenues.
●	The investment management business is intensely competitive, which could have a material adverse impact on our business.
●

Poor performance of our investment funds’ and separately managed accounts’ investments could result in a decline in our asset management revenue and earnings and investors terminating our management agreements.

●	Any agreement to indemnify a SPAC against certain claims could negatively affect our financial results.
●	We may make future loans to SPACs which may not be repaid.
●	Our management may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest.
●	If our risk management systems for our businesses are ineffective, we may be exposed to material unanticipated losses.
●	Failures in our information and communications systems could significantly disrupt our business.
●	We may not be able to keep pace with continuing changes in technology.
●	The development and use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition, and results of operations.
●	Failure to protect client data or prevent breaches of our information systems could expose us to liability/reputational damage.
●	We are largely dependent on Pershing LLC to provide clearing services and margin financing.
●	Our substantial level of indebtedness could adversely affect our financial health and ability to compete.
●	Changes in accounting interpretations or assumptions could adversely impact our financial statements.
●	Any change of our investment strategy, hedging strategy, asset allocation and operational policies may result in riskier investments and adversely affect the market value of our Common Stock.
●	Maintenance of our Investment Company Act exemption imposes limits on our operations.
●	The soundness of other financial institutions and intermediaries affects us.

●	We operate in a highly regulated industry and may face increasing restrictions on, and examination of, the conduct of our operations.
●	Substantial legal liability or significant regulatory action could materially affect our business.
●	Highly competitive markets could have a material effect on our business.
●	Employee misconduct or error could harm our business.
●	We receive financial instruments instead of cash as consideration for some of our services, which may be illiquid, and the price we ultimately realize may be materially lower than current fair value.
●	SFA transactions may obligate us to make payments on certain payments upon or subsequent to maturity which may adversely impact our liquidity.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock:

●	We could repurchase shares of our Common Stock at price levels considered excessive, the amount of our Common Stock we repurchase may decrease from historical levels, or we may not repurchase any additional shares of our Common Stock in the future.
●	We are dependent on distributions from the Operating LLC as a holding company.
●	Daniel G. Cohen’s significant ownership interests in the Operating LLC and other entities could create conflicts of interest.
●	As a “controlled company,” our other stockholders may lose certain corporate governance protections.
●	Future sales of our Common Stock in the public market could lower the price of our Common Stock and impair our ability to raise funds in future securities offerings.
●	Your percentage ownership in the Company may be diluted in the future.
●	Redemptions of our outstanding LLC Units may cause substantial dilution to our existing stockholders.
●	We may not fully realize our deferred tax asset.
●	The Maryland General Corporation Law and our charter and bylaws may prevent potentially beneficial takeover attempts.

Risks Related to General and Global Factors:

●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts in Ukraine and in Israel and the surrounding areas. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine, Israel, or any other geopolitical tensions.
●	Climate change concerns and incidents could disrupt our business, adversely affect the profitability of certain of our investments, adversely affect customer activity levels, adversely affect the creditworthiness of our counterparties, and damage our reputation.
●	If we fail to control our costs effectively, our business could be disrupted and adversely affected.
●	We may need to offer new investment strategies and products in order to continue to generate revenue.
●	Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.
●	Insurance may be inadequate to cover risks facing the Company.
●	We depend on third-party software licenses and the loss of key licenses could adversely affect our brokerage services.
●	Failure to maintain effective internal control over financial reporting and disclosure controls could harm our business.
●	The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.
●	Our Common Stock may be delisted, which may have a material adverse effect on the liquidity and our Common Stock value.

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

Unfavorable market conditions may also lead to a reduction in revenues from our new issue and advisory revenues, including from underwriting and placement activities.  Our CCM revenue, in the form of advisory services and underwriting, is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which reduces our CCM revenues. Reduced expectations of U.S. economic growth or a decline in the global economic outlook could cause financial market activity to decrease and negatively affect our investment banking revenues.

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

In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to the potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the U.S. and the European Union (the “EU”), continued effects of the global novel coronavirus (“COVID-19”) pandemic, renewed concern about China’s economy, cybersecurity incidents and events, climate-related incidents, complications involving terrorism and armed conflicts around the world, or other challenges to global trade or travel. More generally, because our business is closely correlated to the macroeconomic outlook, a significant deterioration in that outlook or an exogenous shock would likely have an immediate negative impact on our overall results of operations.

We may experience write downs of financial instruments and other losses related to the volatile and illiquid market conditions.

The credit markets in the U.S. experienced significant disruption and volatility from mid-2007 through early 2009, and challenging conditions have continued since that time. Although financial markets have become more stable, there remains a certain degree of uncertainty about a global economic recovery. Available liquidity also declined precipitously during the credit crisis and remains significantly depressed. The disruption in these markets generally, and in the U.S. and European markets in particular, impacted and may continue to impact our business. We have exposure to these markets and products, and if market conditions continue to worsen, the fair value of our investments and our management fees could deteriorate. In addition, market volatility, illiquid market conditions and disruptions in the global credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities, and when such securities are sold, it may be at a price materially lower than the current fair value. Any of these factors could require us to take further write downs in the fair value of our investment portfolio or cause our management fees to decline, which may have an adverse effect on our results of operations in future periods.

We have incurred losses for certain periods covered by this report and in the recent past and may incur losses in the future.

Although the Company recorded net income of $8.2 and $10.4 million for the years ended December 31, 2024 and 2023, respectively we may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

In addition, the Company has incurred and may further incur significant expenses in connection with initiating new business activities or in connection with any expansion or reorganization of our businesses. We may also engage in strategic acquisitions and investments for which we may incur significant expenses. Accordingly, we may need to increase our revenue at a rate greater than our expenses in order to achieve and maintain our profitability. If our revenue does not increase sufficiently, or even if our revenue does increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

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

We continue to focus on improving the performance of our Capital Markets segment, which could place additional demands on our resources and increase our expenses. Improving the performance of our Capital Markets segment will depend on, among other things, our ability to successfully identify groups and individuals to join our firm and our ability to successfully grow our existing business lines and platforms and opportunistically expand into other complementary business areas. Generally, it may take more than a year for us to determine whether we have successfully integrated new individuals, and lines of business and capabilities into our operations. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development. If we are unable to hire and retain senior management or other qualified personnel, such as salespeople, investment bankers, and traders, we will not be able to grow our business and our financial results may be materially and adversely affected.

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

Underwriting activities expose us to risks.

As part of our CCM business, we sometimes act as an underwriter in public offerings and other distributions of securities or as a financial advisor in connection with a capital raise. If we act as an underwriter, we may incur losses and be subject to reputational harm to the extent that, for any reason, the underwriting syndicate in any given transaction is unable to sell the relevant securities at the anticipated price levels. Similarly, we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to assist a client in raising capital at anticipated price levels when we act as financial advisor.  As underwriters, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings which we underwrite. In such instances, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, or may not be sufficient to protect us against losses arising from such liability. Further, the associated litigation process can place operational strain on our business.

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

We require a substantial amount of cash to fund our operations, make investments, pay our expenses, and hold our assets. More specifically, we require cash to:

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

•	securities financing including repurchase agreements and margin loans;
•	interest income from temporary investments and cash equivalents;
•	sales of assets; and
•	proceeds from future borrowings or any offerings of our equity or debt securities.

We may not be able to generate a sufficient amount of cash from operations and investing and financing activities in order to successfully execute our business strategy.

Failure to obtain or maintain adequate capital and funding would adversely affect the growth and results of our operations and may, in turn, negatively affect the market price of our Common Stock.

Liquidity is essential to our businesses. We depend upon the availability of adequate funding and capital for our operations. In particular, we may need to raise additional capital in order to significantly grow our business. In past years, we have engaged in a number of capital raising transactions with Daniel G. Cohen, the Executive Chairman of the Board, and/or persons or entities controlled by or close to Mr. Cohen because the terms of such transactions have been more favorable than terms available from unrelated third parties.  Our liquidity could be substantially adversely affected by our inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or our inability to access the secured lending markets. Factors that we cannot control, such as continued or additional disruption of the financial markets, or negative views about the financial services industry generally, have limited and may continue to limit our ability to raise capital. In addition, our ability to raise capital could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects or if Mr. Cohen becomes unwilling to continue to fund the Company’s operations. Lenders could develop negative perceptions if we incur large trading losses, we suffer a decline in the level of our business activity, we suffer material litigation losses, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. Sufficient funding or capital may not be available to us in the future on terms that are acceptable, or at all. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, in order to meet our maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and cash flows.  If we are unable to meet our funding needs on a timely basis, our business would be adversely affected and there may be a negative impact on the market price of our Common Stock.

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

During the period prior to the distribution of our interests in the SPAC sponsor entity, the Company includes its investment as a component of investment in equity method affiliates.  As of December 31, 2024, of the Company’s $23.4 million balance of investment in equity method affiliates, $17.8 million represents direct or indirect investments in SPAC sponsor entities.  These investments are subject to transfer restrictions (as described in greater detail below), are completely illiquid and could be worthless if the underlying sponsor entities liquidate without completing a business combination.

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

As of December 31, 2024, out of the $35.3 million reported as other investments, at fair value, $10.6 million represented restricted shares of post-business combination SPACs that were subject to transfer restrictions and could not be sold and $12.9 million related to interest in SPVs and other receivables, which have no ready market.  If these securities do not trade at the applicable per share price levels for the requisite periods of time and, in turn, the transfer restrictions thereon are never lifted, we could suffer significant losses and these securities could be rendered illiquid and even worthless, which could result in significant harm to our business and results of operations.

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

We currently provide services and products to clients in Europe, through offices in Dublin and Paris. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage and asset management industries. These risks include:

•	additional regulatory requirements;
•	difficulties in recruiting and retaining personnel and managing the international operations;
•	potentially adverse tax consequences, tariffs and other trade barriers;
•	adverse labor laws;
•	reduced protection for intellectual property rights; and
•	changes as a result of global elections, including changes in the U.S. presidential administrations or Congress, changes to global trade policies, supply chain complications, investment restrictions, or a combination of these and other factors.

In 2024, numerous elections were held globally, including the recent U.S. presidential election. The outcomes of the elections are expected to result in changes in policy, which could also have adverse effects on us or the business environment in which we operate more generally. For example, the new U.S. presidential administration has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners.

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

The repurchase agreements generally require a seller under a repurchase agreement to transfer additional securities to the counterparty who is acting as the buyer under the repurchase agreement in the event that the value of the securities then held by the buyer falls below specified levels. Each repurchase agreement contains events of default in cases where a counterparty breaches its obligations under the agreement. When we are acting in the capacity of a seller under these agreements, we receive margin calls from time to time in the ordinary course of business, and no assurance can be given that we will be able to satisfy requests from our counterparties to post additional collateral in the future. Similarly, when we are acting in the capacity of a buyer under these agreements, we make margin calls from time to time to our seller counterparties in the ordinary course of business and no assurance can be given that our counterparties will have adequate funds or collateral to satisfy such margin call requirements. Generally, if there was an event of default under a repurchase agreement, such event of default would provide the non-defaulting counterparty with the option to terminate all outstanding repurchase transactions with us and make all amounts due from the defaulting counterparty immediately payable. However, there can be no assurance that any such defaulting counterparty will have the funds or collateral needed to fully satisfy any such margin call or other amount due. Generally, repurchase obligations are full recourse obligations and if we were to default under a repurchase obligation, the counterparty would have recourse to our other assets if the collateral was insufficient to satisfy our obligation in full.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. As of December 31, 2024, we had $35.3 million in other investments, at fair value.

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

The development and use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition, and results of operations.

We, or our third-party service providers, may develop or incorporate artificial intelligence (AI) technology in certain business processes, products, or services. The development and use of AI presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, which could require changes in our potential use and implementation of AI technology, limit our ability to integrate AI, and increase our compliance costs and the risk of non-compliance.

Additionally, we may integrate AI into our operations, technology, products, and services in the future. AI models may produce output or take action that is incorrect, infringe on the intellectual property rights of others, or is otherwise harmful. In addition, the complexity of AI models may make it challenging to understand why they generate particular outputs. There can be no assurance that any products or services that utilize AI will be successful or that we will keep pace with the rapid evolution of AI.  Additionally, others may use AI to increase the frequency and severity of cybersecurity attacks against us or our third-party service providers, which could adversely impact our business and results of operations.

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

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2024, our total margin loan payable to Pershing LLC is $66.7 million.  If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete. In addition, our failure to satisfy the financial covenants in our debt agreements could result in a default and acceleration of repayment of the indebtedness thereunder.

Our balance sheet includes approximately $57.8 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

Under the junior subordinated notes related to the Alesco Capital Trust, we are required to maintain a total debt to capitalization ratio of less than 0.95 to 1.0. Also, because the aggregate amount of our outstanding subordinated debt exceeds 25% of our net worth, we are unable to issue any further subordinated debt.  As of December 31, 2024, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.  In addition, our indebtedness imposes restrictions that limit our discretion with regard to certain business matters, including our ability to engage in consolidations and mergers and our ability to transfer and lease certain of our properties. Such restrictions could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest.  Our ability to comply with these and any other provisions of such agreements will be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default, which could cause our indebtedness to become due and payable. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

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

We are a holding company that conducts our business primarily through the Operating LLC as a voting-controlled subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2024, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

In our Investment Management business, we make investment decisions on behalf of our clients that could result in substantial losses. This also may subject us to the risk of legal liability or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.  In addition, the activities of our CCM business may subject us to the risk of significant legal actions by our clients and third parties and subject us to regulatory proceedings.  Particularly in highly volatile markets, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors and underwriters can be significant. Our business is also subject to regulation in the countries in which it operates. As this regulatory environment continues to change (in some cases potentially significantly) it is difficult to assess future litigation and regulatory risks. Regulatory changes make it harder for our clients to estimate future potential losses that may be incurred. Our advisory and underwriting activities may subject us to the risk of significant legal liability to our clients and third parties, including our clients’ stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. We may incur significant legal expenses in defending ourselves against litigation or regulatory or governmental action. Substantial legal liability or significant regulatory or governmental action against us could materially adversely affect our business, financial condition or results of operations and cause significant reputational harm to us, which could seriously harm our business.

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

We are a holding company whose primary assets are units of membership interests in the Operating LLC. Since the Operating LLC is a limited liability company taxed as a partnership, we, as a member of the Operating LLC, could incur tax obligations as a result of our allocable share of the income from the operations of the Operating LLC. In addition, we have convertible senior debt and junior subordinated notes outstanding. The Operating LLC will pay distributions to us in amounts necessary to satisfy our tax obligations and regularly scheduled payments of interest in connection with our junior subordinated notes, and we are dependent on these distributions from the Operating LLC in order to generate the funds necessary to meet these obligations and liabilities. Industry conditions and financial, business and other factors will affect our ability to generate the cash flows we need to make these distributions. There may be circumstances under which the Operating LLC may be restricted from paying dividends to us under applicable law or regulation (for example due to Delaware Limited Liability Company Act limitations on the Operating LLC’s ability to make distributions if liabilities of the Operating LLC after the distribution would exceed the value of the Operating LLC’s assets).

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

Our failure to deal appropriately with actual, potential or perceived conflicts of interest could damage our reputation and materially adversely affect our business.

As we have expanded the scope of our relating to our Advisory and Asset Management businesses, we increasingly confront actual, potential and perceived conflicts of interest. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Identifying and managing actual, potential and perceived conflicts of interest is difficult, and our reputation could be damaged if we fail to deal appropriately with one or more actual, potential or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business. Additionally, client-imposed conflicts requirements could place additional limitations on us, for example, by limiting our ability to accept advisory engagements.

Policies, controls and procedures that we may be required to implement to address additional regulatory requirements, including as a result of foreign jurisdictions in which we operate, our underwriting activities, or to mitigate actual or potential conflicts of interest, may result in increased costs, including for additional personnel and infrastructure and information technology improvements, as well as limit our activities and reduce the benefit of positive synergies that we seek to cultivate across our businesses.

Daniel G. Cohen, our Executive Chairman, has significant ownership interests in the Operating LLC and competing duties to other entities (including Cohen Circle) that could create potential conflicts of interest and may result in decisions that are not in the best interests of other Cohen & Company Inc. stockholders.

As of December 31, 2024, Daniel G. Cohen, our Executive Chairman, individually and through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 22,975,501 units of membership interests (including both unrestricted and restricted units), or 37.4% of the membership interests in the Operating LLC.  In addition, as of December 31, 2024 the DGC Trust owns 20,225,095 or 32.9%  units of the membership interests in the Operating LLC.  The DGC Trust was formed by Daniel G. Cohen.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the trust, he may be deemed to be a beneficial owner of all securities held by the DGC Trust as a result of his ability to acquire any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

Cohen & Company, Inc. also holds units of membership interests in the Operating LLC and has the majority voting power of the Operating LLC through a proxy granted to it by Mr. Cohen and the DGC Trust. On September 25, 2020, the Securities Purchase Agreement dated December 30, 2019, by and among the Company, the Operating LLC, Daniel Cohen, and DGC Trust and the Amended and Restated Limited Liability Company Agreement of the Operating LLC were amended to provide that the voting proxy shall be revoked in the event that Daniel G. Cohen and/or his affiliates cease to beneficially own a majority of the voting securities of the Company. See notes 21 and 31.

Additionally, as of December 31, 2024, Daniel G. Cohen directly owns 4.1% of our Common Stock.  Further, as of such date, Mr. Cohen may be deemed to be the beneficial owner of additional shares of our Common Stock representing 3.9%, which is owned by EBC 2013 Family Trust (“EBC”) as the result of Mr. Cohen’s position as trustee of the trust and as a result of the fact that Mr. Cohen has sole voting power with respect to all securities held by EBC.  As noted above, Daniel G. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Daniel G. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. Further, Daniel G. Cohen’s ownership interests in third party entities, including Cohen Circle, may result in his interests differing from the stockholders of the Company.  As a result of his ownership in both the Company, the Operating LLC and third party entities, including Cohen Circle, it is possible that Daniel G. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

We are controlled by Daniel G. Cohen, whose interests in our business may be different than our other stockholders, and, as a “controlled company” within the meaning of the rules of NYSE American, our other stockholders will not have the same protections afforded to stockholders of companies that are subject to certain corporate governance requirements.

Mr. Cohen currently owns approximately 40.1% of the voting power of the Company as a result of his ownership of our outstanding Common Stock, Series E Preferred Stock and Series F Preferred Stock.

Further, the DGC Family Fintech Trust (the “DGC Trust”), a trust formed by Mr. Cohen, owns 9,880,268 shares of our Series F Preferred Stock.  Our Series F Preferred Stock votes together with the holders of our Common Stock on all matters, entitling the holders thereof to one vote for every ten shares of Series F Preferred Stock held.  Accordingly, the shares of Series F Preferred Stock held by the DGC Trust entitle the DGC Trust to 988,027 votes on matters presented to holders of our Common Stock.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the DGC Trust, pursuant to the terms of the DGC Trust, Mr. Cohen has the ability to acquire any of the DGC Trust’s assets, including the 9,880,268 units of the membership interests in the Operating LLC held by the DGC Trust (at any time and without the consent of the trustees or beneficiaries of the DGC Trust) by substituting such assets with other property of equivalent value.  Accordingly, Mr. Cohen, at any time, could become the owner of the membership interests in the Operating LLC currently held by the DGC Trust and, in turn, an additional 20.7% of the voting power of the Company.

As a result of Mr. Cohen’s voting control of the Company, Mr. Cohen has the right to designate all members of our board of directors and his nominees to our board of directors will have the ability to control the appointment of our management, the entering into of mergers, material acquisitions and dispositions and other extraordinary transactions and to influence amendments to our charter, bylaws and other corporate governance documents. So long as Mr. Cohen continues to own, directly or indirectly, a majority of our voting stock, he will have the ability to control the vote in any election of directors and will have the ability to approve or prevent any transaction that requires stockholder approval regardless of whether others believe the transaction are or are not in our best interests. In any of these matters, the interests of Mr. Cohen may differ from or conflict with the interests of our other stockholders. Moreover, this concentration of voting stock ownership may also adversely affect the trading price for our Common Stock to the extent investors perceive disadvantages in owning stock of a company with a controlling stockholder.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers, and employees. We have adopted equity compensation plans that provide for the grant of equity-based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2024, we had 404,791 shares of restricted stock outstanding to employees and directors of the Company and there were 385,400 shares available for future awards under our equity compensation plans. The Operating LLC also has issued 4,465,998 units that are restricted.  Vesting of restricted stock, Operating LLC units, and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

There are 61,443,567 units of membership interests in the Operating LLC issued and outstanding, of which 22,975,501 units of membership interests in the Operating LLC are beneficially owned by Daniel G. Cohen. and 20,225,095 LLC Units are held by the DGC Family Fintech Trust of which Daniel G. Cohen is a beneficial owner.  Subject to certain restrictions, pursuant to the Operating LLC Agreement, a holder of unrestricted units of membership interests in the Operating LLC may cause the Operating LLC to redeem such units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s Common Stock for every ten units of membership interests in the Operating LLC.  If the outstanding units of membership interests in the Operating LLC are redeemed by the Company for Common Stock, our existing stockholders could be significantly diluted and the price of our Common Stock may decline.  See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.

As of December 31, 2024, we have recorded a deferred tax asset of $2.3 million.  If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase our deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in credit and capital markets.

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

If we fail to control our costs effectively, our business could be disrupted, and our financial results could be adversely affected.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2024. Therefore, as of December 31, 2024, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2024. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company has processes in place to identify, assess, and monitor material risks from cybersecurity threats, which are part of the Company’s overall enterprise risk management process and have been embedded in the Company’s operating procedures, internal controls, and information systems.

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

The Company has established cybersecurity and information security awareness training programs. Formal training on topics relating to the Company’s cybersecurity, data privacy, and information security policies and procedures is mandatory at least annually for all employees. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors, or safety issues. Based on role and location, some employees receive additional in-depth training to provide more comprehensive knowledge on potential risks related to their individual job responsibilities. Training is supplemented through regular Company communications with frequent updates to educate on the latest adversary trends and social engineering techniques. Certain employees also obtain industry certifications, such as Certified Information Systems Security Professional or Certified Information Security Manager.

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

The Company also utilizes internal and external audits and assessments, vulnerability testing, governance processes over outsourced service providers, active risk management, and benchmarking against peers in the industry to validate the Company’s security posture. The Company also engages external firms to measure the Company’s NIST CSF maturity level.

No risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition.

Governance

Role of the Board and Management

The Company’s board recognizes the importance of cybersecurity in safeguarding the Company’s sensitive data. The board is responsible for overseeing overall risk management for the Company, including review and approval of the enterprise risk management approach and processes implemented by management to identify, assess, manage, and mitigate risk, at least annually. The board has delegated responsibility for oversight of the Company’s cybersecurity, information security framework, and risk management to the Company’s management cybersecurity committee (the “Cybersecurity Committee”).

Pursuant to its charter, the Cybersecurity Committee must consist of at least four members of the Company’s executive management team, which shall include the Company’s director of technology, chief operating officer, chief compliance officer, and chief financial officer, each of whom is required to have working familiarity, knowledge, and competencies in relevant areas, including data privacy, public policy, information technology (“IT”) strategy, IT development and deployment, or IT risk assessment and management, including information security management. In addition, the Company’s director of technology has formal education in IT and extensive experience working in and leading the Company’s information systems and technology function.

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
●

Review and provide oversight on the Company’s disaster recovery, business continuity, and business resiliency capabilities, including escalation protocols, relating to its customer-facing products and services and internal-use IT systems;

●	Review annually the appropriateness and adequacy of the Company’s cyber-insurance coverage;
●

Review and provide oversight on the policies and procedures of the Company with respect to data privacy, and oversee the Company’s compliance with applicable data privacy and cybersecurity laws and regulations;

●	Evaluate the Cybersecurity Committee’s composition and performance on an annual basis;
●	Review and reassess the adequacy of the Cybersecurity Committee’s written charter annually and recommend to the board any changes the Cybersecurity Committee determines are appropriate; and
●

Perform any other activities required by applicable law, rules, or regulations (including the Securities Exchange Act of 1934 and the NYSE American Stock Exchange regarding reporting and disclosure obligations related to cybersecurity risks, costs, and incidents), and take such other actions and perform and carry out any other responsibilities and duties delegated to it by the board or as the Cybersecurity Committee deems necessary or appropriate consistent with its purpose.

The Cybersecurity Committee, including the Company’s director of technology, receives regular updates from the Company’s management on cybersecurity matters, results of mitigation efforts, and cybersecurity incident response and remediation.

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2024.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	3 Columbus Circle- 24th Floor	31,614	7/31/2035	Partially Occupied / Partially Subleased
Philadelphia, PA	2929 Arch Street	9,501	11/30/2029	Partially Occupied / Partially Subleased
Boca Raton, FL	1800 N. Military Trail	3,776	3/31/2032	Occupied
Paris, France	17 avenue de l'Opera	1,830	5/31/2030	Occupied
Menlo Park, CA	2727 Sand Hill Road	2,735	8/31/2025	Occupied
Memphis, TN	6000 Poplar Avenue	330	Month-to-month	Occupied

(1)

For purposes of this table, “Partially Occupied / Partially Subleased” means we occupy a portion of the space and sublease the remaining portion to a third-party or third parties and “Occupied” means we fully utilize the space for our operations.

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

Our Common Stock trades under the symbol "COHN" on the NYSE American Stock Exchange. The closing price of our Common Stock was $9.30 on March 5, 2025. We had 2,054,674 shares of Common Stock outstanding held by 57 holders of record as of March 5, 2025.

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

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
October 1, 2024 - October 31, 2024	-	$-	-	$-
November 1, 2024 - November 30, 2024	-	$-	-	$-
December 1, 2024 - December 31, 2024	-	$-	-	$-
Total	-		-

Equity Compensation Plans

Information on certain of our equity compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2025 Annual Meeting of Stockholders under the headings “Cash and Equity Plan Compensation” and “Equity Compensation Plan Information” is incorporated herein by reference.

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

•

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, underwriting, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments. We carry out our capital markets activities primarily through our subsidiaries: JVB in the United States and CCFESA in Europe.  A division of JVB, Cohen & Company Capital Markets ("CCM") is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services.  Our Capital Markets business segment also includes unrealized and realized gains and losses on our other investments, at fair value and other investments sold, not yet purchased, at fair value that were acquired as part of our CCM business.

•

Asset Management: Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of December 31, 2024, we had approximately $2,325 in assets under management (“AUM”) of which 42% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

•

Principal Investing: Our Principal Investing business segment is comprised of investments that we hold related to our SPAC franchise and other investments we have made for the purpose of earning an investment return rather than investments to support our trading and CCM activities.  These investments are a component of our other investments, at fair value, other investments sold, not yet purchased, and investments in equity method affiliates in our consolidated balance sheet.

We generate our revenue by business segment primarily through the following activities.

Capital Markets:

•

Our trading activities, which include execution and brokerage services, riskless trading activities, as well as gains and losses (unrealized and realized) and income and expense earned on securities classified as trading;

•	Revenue earned on our gestation repo financing program;
•

New issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, (c) underwriting; and (d) revenue associated with originating, arranging, or placing newly created financial instruments; and

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments sold, not yet purchased, which were acquired in connection with our CCM business.

Asset Management:

•

Asset management fees for our on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities issued in the Investment Vehicle; and

•	Incentive management fees earned based on the performance of Investment Vehicles.

Principal Investing:

•

Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments sold, not yet purchased, which were not acquired as part of our CCM business; and

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services. In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in our consolidated statement of operations.  Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and for our CREO JV.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees. As of December 31, 2024, 42% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations, share forward arrangements ("SFAs"), CCM engagements, or related party sponsored SPAC business combinations.  Access to these investments is reliant on a robust SPAC market.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Equity prices of SPACs and post-business combination SPACs declined significantly during 2023 and 2024. We are exposed to public equity prices of SPACs and post-business combination SPACs both through our other investments, at fair value and investments in equity method affiliates as well as our other investments sold, not yet purchased. As a result, we recorded significant principal transaction losses and equity method losses during the years ended December 31, 2023 and 2024 in certain SPAC related investments. Continued declines in the equity prices of these companies will result in further losses for us.

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

Rising Interest Rates and Inflation

During 2022 and 2023, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation.  Recently, the U.S. Federal Reserve reduced interest rates for the first time in several years.  It is unclear as to whether or how quickly interest rates will continue to decline, if at all.  For most of the periods presented herein, rates were rising or elevated versus historical lows, which negatively impacted our business in the following ways:

1.	Rising rates reduced the fair value of the fixed income securities we hold on our balance sheet.
2.	Rising rates created instability in the equity markets, which has reduced equity financing and business combination volumes and negatively impacted CCM.
3.	Rising rates reduced the volumes of new issue fixed income instruments, which has negatively impacted our CREO JV.
4.	Rising rates significantly reduced mortgage activity. Our mortgage group's profitability is mainly impacted by the volume of mortgage activity in the U.S. (both mortgages for new home purchases as well as refinancing). Furthermore, our mortgage group engages in repo lending to mortgage originators. Reduced mortgage volumes impose financial pressures on mortgage originators and may increase the risk that originators default on their repo obligations to us. See note 11 to our consolidated financial statements included in Item 1 of this Annual Report on Form 10-K.
5.	Rising rates may ultimately push the U.S. into recession, which may further reduce overall transaction volumes in the financial markets negatively impacting our business generally.

Recent Events and Transactions

Redemption of Redeemable Financial Instrument and Issuance of the 2024 Note

Effective September 1, 2024, we entered into the Redemption Agreement, which terminated the JKD Investment Agreement in its entirety.  As of September 1, 2024, the investment balance under the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, we (i) paid $2,573 of the investment balance in cash, and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal is to be repaid as follows: (i) $2,573 of the principal amount will be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026. The 2024 Note may not be prepaid in whole or in part prior to January 31, 2025. The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part at any time following January 31, 2025, without penalty or premium. See notes 4 and 19 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to the Redemption Agreement and 2024 Note.

Sale of Membership Interests in Vellar GP

On February 25, 2025, the Operating LLC entered into (i) a Limited Liability Company Interest Purchase Agreement with Jason Capone and Solomon Cohen, who is the son of our Executive Chairman, Daniel G. Cohen (the “Vellar Purchase Agreement”); and (ii) a Transition Services Agreement (the “Vellar Transition Services Agreement” and, together with the Vellar Purchase Agreement, the “Vellar Agreements”) with Vellar GP.

Prior to entering into the Vellar Agreements, the Operating LLC was the managing member and owner of 33.4% of Vellar GP.

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025.  In the first quarter of 2025, we expect to record a net loss of $404 related to Vellar GP which includes both the loss on sale and results of operations for the 2025 period prior to the sale.

Pursuant to the Vellar Transition Services Agreement, in exchange for The Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to pay to The Operating LLC certain defined net revenue share amounts up to an aggregate of $4,234; and (ii) agreed to decrease the amount which The Operating LLC had previously agreed to pay to Vellar GP in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084.

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations for the specified periods. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024 and 2023.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Net trading	$36,409	$30,926	$5,483	18%
Asset management	9,009	7,337	1,672	23%
New issue and advisory	63,422	28,264	35,158	124%
Principal transactions and other income	(29,242)	16,454	(45,696)	(278)%
Total revenues	79,598	82,981	(3,383)	(4)%

Operating expenses
Compensation and benefits	56,388	52,092	(4,296)	(8)%
Business development, occupancy, equipment	6,617	5,204	(1,413)	(27)%
Subscriptions, clearing, and execution	9,639	8,965	(674)	(8)%
Professional fee and other operating	14,421	9,296	(5,125)	(55)%
Depreciation and amortization	556	563	7	1%
Total operating expenses	87,621	76,120	(11,501)	(15)%

Operating income / (loss)	(8,023)	6,861	(14,884)	(217)%

Non-operating income / (expense)

Interest expense, net	(5,821)	(6,526)	705	11%
Income / (loss) from equity method affiliates	21,704	15,609	6,095	39%
Income / (loss) before income taxes	7,860	15,944	(8,084)	(51)%
Income tax expense / (benefit)	(329)	5,545	5,874	106%
Net income / (loss)	8,189	10,399	(2,210)	(21)%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	8,675	19,590	10,915	56%
Enterprise net income (loss)	(486)	(9,191)	8,705	95%
Less: Net income (loss) attributable to the convertible non-controlling interest	(357)	(4,078)	(3,721)	(91)%
Net income / (loss) attributable to Cohen & Company Inc.	$(129)	$(5,113)	$4,984	97%

Revenues

Revenues decreased by $3,383, or 4%, to $79,598 for the year ended December 31, 2024, as compared to $82,981 for the year ended December 31, 2023. As discussed in more detail below, the change was comprised of (i) an increase of $5,483 in net trading revenue; (ii) an increase of $1,672 in asset management revenue; (iii) an increase of $35,158 in new issue and advisory revenue; and (iv) a decrease of $45,696 in principal transactions and other income.

Net Trading

Net trading revenue increased by $5,483, or 18%, to $36,409 for the year ended December 31, 2024, as compared to $30,926 for the year ended December 31, 2023.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	Change
Mortgage	$5,207	$(1,523)	$6,730
Matched book repo	15,152	16,315	(1,163)
High yield corporate	3,318	4,768	(1,450)
Investment grade corporate	(56)	(420)	364
Wholesale and other	12,788	11,786	1,002
Total	$36,409	$30,926	$5,483

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to the volatility and uncertainty in the capital markets generally, the net trading revenue recognized during the year may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.  We consider our matched book repo business to be subject to significant concentration risk.  See note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.  All net trading revenue is included in our Capital Markets segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2024	2023	2022
Company-sponsored CDOs	$965,887	$995,191	$1,053,430
Other Investment Vehicles (1)	1,359,310	1,362,484	1,061,250
Assets under management (2)	$2,325,197	$2,357,675	$2,114,680

(1)	Other Investment Vehicles include any Investment Vehicle that is not a Company-sponsored CDO.
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

Asset management fees increased by $1,672, or 23%, to $9,009 for the year ended December 31, 2024, as compared to $7,337 for the year ended December 31, 2023, as discussed in more detail below.

ASSET MANAGEMENT
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	Change
CDOs	$1,566	$1,638	$(72)
Other	7,443	5,699	1,744
Total	$9,009	$7,337	$1,672

Asset management fees from CDOs remained relatively unchanged. Asset management fees from other increased primarily due to the recognition in 2024 of deferred performance fees related to certain PriDe Funds and the portfolio servicing fee on the notional amount of loans owned by the CREO JV.

All asset management revenue is included in our asset management segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $35,158, or 124%, to $63,422 for the year ended December 31, 2024, as compared to $28,264 for the year ended December 31, 2023.

	Year Ended December 31,
	2024	2023	Change
CCM	$61,567	$26,174	$35,393
Commercial Real Estate Originations	484	47	437
U.S. Insurance Originations	-	800	(800)
European Insurance Originations	1,371	1,243	128
Total	$63,422	$28,264	$35,158

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.   In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution, or professional fees and other. All new issue revenue is included in our Capital Markets segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

CCM is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in our consolidated statement of operations.  Further, the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time; (ii) convertible or non-convertible notes receivable that are not publicly traded; (iii) equity investments in special purpose entities that are not publicly traded; or (iv) unrestricted common stock investments in public companies with low trading volumes.  As a result, it may take us a significant period of time to liquidate these financial instruments. We may suffer significant principal transactions loss prior to final liquidation of these financial instruments.  See Principal Transactions and Other Income below.

Principal Transactions and Other Income

Principal transactions and other income decreased by $45,696 to ($29,242) for the year ended December 31, 2024, as compared to $16,454 for the year ended December 31, 2023.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	Change
Interests in public companies:
Abpro Corporation (NASDQ: ABP)	$(640)	$-	$(640)
Next.e.GO N.V. (OTC: EGOXF)	(7,440)	(665)	(6,775)
Baird Medical Investment Holdings Limited (NASDQ: BDMD)	(1,727)	-	(1,727)
Brand Engagement Network, Inc. (NASDAQ: BNAI)	(290)	-	(290)
Captivision Inc. (NASDAQ: CAPT)	(591)	376	(967)
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	(966)	-	(966)
Crown LNG Holdings Limited (NASDAQ: CGBS)	414	-	414
DevvStream Corp. (NASDAQ: DEVS)	1,881	-	1,881
GCT Semiconductor Holding, Inc. (NYSE: GCTS)	(425)	-	(425)
Nuburu, Inc. (NYSE American: BURU)	(7)	(485)	478
Veea Inc. (NASDAQ: VEEA)	(2,398)	-	(2,398)
Psyence Biomedical Ltd. (NASDAQ: PBM)	(368)	-	(368)
Rezolve AI Limited (NASDAQ: RZLV)	515	-	515
Rubicon Technologies (OTC: RBTC)	-	(2,897)	2,897
Semilux International Ltd. (NASDAQ: SELX)	(2,406)	-	(2,406)
Stardust Power Inc. (NASDAQ: SDST)	(1,500)	-	(1,500)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	(2,842)	-	(2,842)
Zapata Computing Holdings Inc. (NASDAQ: ZPTA)	(1,124)	-	(1,124)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(2,285)	39	(2,324)
Other	(445)	(680)	235
Capital markets principal transactions	(22,644)	(4,312)	(18,332)
			-
Interests in public companies:
Brand Engagement Network, Inc. (NASDAQ: BNAI)	(773)	-	(773)
Critical Metals Corp. (NASDAQ: CRML)	(1,392)	-	(1,392)
Heliogen, Inc. (OTC: HLGN)	(3)	(324)	321
Holdco Nuvo Group DG Ltd. (OTC: NUVOQ)	(2,198)	-	(2,198)
Payoneer Global Inc. (NASDAQ: PAYO)	1,406	(95)	1,501
Rezolve AI Limited (NASDAQ: RZLV)	(1,386)	-	(1,386)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(863)	(1,141)	278
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	(401)	-	(401)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(7,097)	(6)	(7,091)
CREO JV	617	901	(284)
U.S. Insurance JV	(17)	463	(480)
Stoa USA Inc./FlipOs	-	(6,847)	6,847
SFAs	1,476	25,395	(23,919)
Bridge loan	-	1,050	(1,050)
Other	391	(135)	526
Investing principal transactions	(10,240)	19,261	(29,501)

Total principal transactions	(32,884)	14,949	(47,833)

IIFC revenue share	2,557	1,105	1,452
All other income	1,085	400	685
Other income	3,642	1,505	2,137

Total principal transactions and other income	$(29,242)	$16,454	$(45,696)

Principal Transactions

In the table above, our principal transactions are broken out into two groups:

1.  Capital Markets Principal Transactions: In some cases, CCM acquires financial instruments or receives financial instruments in lieu of cash for its advisory transactions. We carry these instruments at fair value with changes in fair value included as a component of principal transactions and other income in our consolidated income statement.  Gains and losses on these instruments are included in our Capital Markets segment as these instruments were acquired as part of CCM's activities.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

2.  Principal Investing Principal Transactions: In other cases, we will acquire a financial instrument for the purposes of earning an investment return.  We also carry these instruments at fair value with changes in fair value included as a component of principal transactions and other income in our consolidated income statement.  However, gains and losses on these instruments are included in our Principal Investing segment as these investments were acquired to earn a return.  Note that a particular instrument may be included in both categories if it was acquired as part of CCM's activities and separately acquired to earn an investment return.

Interests in Public Companies

These investments represent our direct and indirect investments in certain public companies. These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes and non-convertible notes receivable, as well as equity interest in SPVs that have investments in these public companies. The name and stock symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investment during each time period noted in the table.  Many of the interests in the public companies listed above were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

Other Principal Investments

The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. We carry our investment in the CREO JV at its reported NAV.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.

Stoa USA Inc. / FlipOS was a private company in which we owned common equity.  During 2023, Stoa USA Inc. / FlipOS announced it had ceased operations. We wrote off our investment in 2023. We have no remaining investment in Stoa USA Inc. / FlipOS.

We have engaged in several SFA transactions. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the periods presented.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our SFAs.

The bridge loan exit fee was earned on a bridge loan made to an early stage growth company.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $8,175. Other income is recorded in all three of our segments.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K.

Operating Expenses

Operating expenses increased by $11,501, or 15%, to $87,621 for the year ended December 31, 2024, as compared to $76,120 for the year ended December 31, 2023. As discussed in more detail below, the change was comprised of (i) an increase of $4,296 in compensation and benefits; (ii) an increase of $1,413 in business development, occupancy, and equipment; (iii) an increase of $674 in subscriptions, clearing, and execution; (iv) an increase of $5,125 in professional fee and other operating; and (v) a decrease of $7 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $4,296, or 8%, to $56,388 for the year ended December 31, 2024, as compared to $52,092 for the year ended December 31, 2023.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	Change
Cash compensation and benefits	$51,720	$47,701	$4,019
Equity-based compensation	4,668	4,391	277
Total	$56,388	$52,092	$4,296

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits increased by $4,019 to $51,720 for the year ended December 31, 2024, as compared to $47,701 for the year ended December 31, 2023.  Our headcount decreased to 113 as of December 31, 2024 from 118 as of December 31, 2023.  Cash compensation increased primarily due to an increase in incentive compensation related to the increase in new issue and advisory revenue and income from equity method affiliates, as well as the year over year overall improvement in operating performance.

Equity-based compensation increased due to a higher number of restricted shares granted in 2024 as compared to 2023.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,413, or 27%, to $6,617 for the year ended December 31, 2024, as compared to $5,204 for the year ended December 31, 2023. This increase was comprised of an increase in business development of $867 and an increase in other occupancy of $546.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $674, or 8%, to $9,639 for the year ended December 31, 2024, as compared to $8,965 for the year ended December 31, 2023.  The increase was comprised of an increase in subscriptions and dues of $660 and an increase in clearing and execution of $14.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses increased by $5,125, or 55%, to $14,421 for the year ended December 31, 2024, as compared to $9,296 for the year ended December 31, 2023.  The increase was comprised of an increase in professional fees of $1,913 and an increase in other operating expenses of $3,212.  A large portion of the increase in other operating expense was the result of bad debt expense of $2,556 recorded during 2024 related to CCM accounts receivable.

Depreciation and Amortization

Depreciation and amortization decreased by $7, or 1%, to $556 for the year ended December 31, 2024, as compared to $563 for the year ended December 31, 2023.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $705 to $5,821 for the year ended December 31, 2024, as compared to $6,526 for the year ended December 31, 2023.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	Change
Junior subordinated notes	$4,695	$5,247	$(552)
2020/2024 Notes	740	450	290
Byline Bank	76	338	(262)
Redeemable Financial Instrument - JKD Capital Partners I LTD	310	491	(181)
	$5,821	$6,526	$(705)

 See notes 19 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our redeemable financial instruments and debt.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $6,095 to $21,704 for the year ended December 31, 2024, as compared to $15,609 for the year ended December 31, 2023.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2024	2023	Change
SPAC Sponsor Entities	$22,463	$15,275	$7,188
Dutch Real Estate Entities	(759)	334	(1,093)
	$21,704	$15,609	$6,095

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

	Year Ended December 31,
	2024	2023	Change
Rezolve AI Limited (NASDAQ: RZLV)	$3,468	$(83)	$3,551
Critical Metals Corp. (NASDAQ: CRML)	4,785	(72)	4,857
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	(2,516)	10,013	(12,529)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(14)	4,304	(4,318)
Next.e.GO N.V. (OTC: EGOXF)	(279)	212	(491)
African Agriculture Holdings Inc. (NASDQ: AAGR)	(2,362)	2,358	(4,720)
Brand Engagement Network, Inc. (NASDAQ: BNAI)	2,059	(2)	2,061
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	786	(3)	789
Murano Global Investments Plc (NASDAQ: MRNO)	15,914	(11)	15,925
Holdco Nuvo Group DG Ltd. (OTC: NUVOQ)	2,198	(8)	2,206
Other	(1,576)	(1,433)	(143)
	$22,463	$15,275	$7,188

See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was ($329) for the year ended December 31, 2024, as compared to $5,545 for the year ended December 31, 2023.  See note 23 to our consolidated financial statements included in our Annual Report on Form 10-K.

The tax benefit recognized in 2024 was comprised of a deferred tax benefit of $677 and current tax expense of $348.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax benefit was due to routine timing differences between recognition of income and expense items for GAAP and tax purposes.

The tax expense recognized in 2023 was comprised of a deferred tax expense of $5,354 and current tax expense of $191.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax expense was U.S. federal, state, and local tax expense, which was the result of the increase in the valuation allowance applied against the Company's carryforward tax assets.

We have significant carryforward tax assets.  As of December 31, 2024, the Company had a federal net operating loss (“NOL”) of approximately $92,543, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $57,239 as of December 31, 2024, which can be carried forward to offset future capital gains.  If not used, this carryforward will begin to expire in 2025.  ASC 746 requires that we record a valuation allowance against these assets so that the net asset recognized is, in management's judgment, more likely than not to be realized.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of our business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction in which the income will be generated.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  We recorded deferred tax expense in 2023 because expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward assets.  Due to the magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments may likewise result in material amounts of deferred tax benefit or expense going forward.

Net Income/ (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the years ended December 31, 2024 and 2023 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

	Year Ended December 31,
	2024	2023	Change
Vellar GP	$634	$14,755	$(14,121)
Other SPAC related	8,041	4,835	3,206
	$8,675	$19,590	$(10,915)

Prior to March 31, 2023, the Vellar GP was the general partner of the SPAC Fund but did not consolidate it.  Effective April 1, 2023, the Vellar GP began consolidating the SPAC Fund. The Vellar GP primarily invests in share forward arrangements.  On February 25, 2025, the Operating LLC sold its 33.4% interest in the Vellar GP pursuant to the Vellar Purchase Agreement and will no longer consolidate Vellar GP.  See notes 4, 10, and 21 to our consolidated financials included in this Annual Report on Form 10-K.  Other SPAC related is mainly comprised of an entity that we consolidated but do not wholly own that invests in other SPAC sponsor entities.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the years ended December 31, 2024 and 2023 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2024

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(5,805)	$13,665	$7,860		$7,860
Income tax expense / (benefit)	(316)		(316)	(13)	(329)
Net income / (loss) after tax	(5,489)	13,665	8,176	13	8,189
Other consolidated subsidiary non-controlling interest		8,675	8,675
Net income / (loss) attributable to the Operating LLC	(5,489)	4,990	(499)
Average effective Operating LLC non-controlling interest % (1)			71.54%
Operating LLC non-controlling interest			$(357)

Summary
Other consolidated subsidiary non-controlling interest			$8,675
Operating LLC non-controlling interest			(357)
			$8,318

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2023

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(23,091)	$39,035	$15,944	$-	$15,944
Income tax expense / (benefit)	1,972	-	1,972	3,573	5,545
Net income / (loss) after tax	(25,063)	39,035	13,972	(3,573)	10,399
Other consolidated subsidiary non-controlling interest		19,590	19,590
Net income / (loss) attributable to the Operating LLC	(25,063)	19,445	(5,618)
Average effective Operating LLC non-controlling interest % (1)			72.59%
Operating LLC non-controlling interest			$(4,078)

Summary
Other consolidated subsidiary non-controlling interest			$19,590
Operating LLC non-controlling interest			(4,078)
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

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	Change
Mortgage	$(1,523)	$56	$(1,579)
Matched book repo	16,315	30,595	(14,280)
High yield corporate	4,768	4,694	74
Investment grade corporate	(420)	1,197	(1,617)
Wholesale and other	11,787	3,467	8,320
Total	$30,927	$40,009	$(9,082)

Our net trading revenue includes unrealized gains on our trading investments, as of the applicable measurement date, which may never be realized due to changes in market or other conditions not in our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to the volatility and uncertainty in the capital markets generally, the net trading revenue recognized during the year may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.  We consider our matched book repo business to be subject to significant concentration risk.  See note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.  All net trading revenue is included in our Capital Markets segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Asset management fees from CDOs decreased primarily because one of the securitizations we manage completed a successful auction during 2022.  As a result, we received payment of deferred subordinated management fees of $1,600 in 2022.  Otherwise, asset management fees from CDOs declined by $216 during 2023 mainly due to a decline in AUM due to liquidations and principal paydowns of collateral.

Asset management fees from other investment vehicles remained relatively unchanged.

All asset management revenue is included in our asset management segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Issue and Advisory Revenue

New issue and advisory revenue increased by $3,543, or 14%, to $28,264 for the year ended December 31, 2023, as compared to $24,721 for the year ended December 31, 2022.

	Year Ended December 31,
	2023	2022	Change
CCM	$26,174	$16,880	$9,294
Commercial Real Estate Originations	47	1,897	(1,850)
U.S. Insurance Originations	800	4,753	(3,953)
Europe Insurance Originations	1,243	1,191	52
Total	$28,264	$24,721	$3,543

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.   In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution, or professional fees and other. All new issue revenue is included in our Capital Markets segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

CCM is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services.  In addition, we generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in our consolidated statement of operations.  Further, the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time; (ii) convertible or non-convertible debt investments that are not publicly traded; (iii) equity investments in special purpose entities that are not publicly traded; or (iv) unrestricted common stock investments in public companies with low trading volumes.  As a result of the above, it may take us a significant period of time to liquidate these financial instruments.  We may suffer significant principal transactions loss prior to final liquidation of these financial instruments.  See Principal Transactions and Other Income below.

Principal Transactions and Other Income

Principal transactions and other income increased by $45,801 to $16,454 for the year ended December 31, 2023, as compared to ($29,347) for the year ended December 31, 2022.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	For the Year Ended December 31,
	2023	2022	Change
Interests in public companies:
Next.e.GO N.V. (OTC: EGOXF)	$(665)	$-	$(665)
Captivision Inc. (NASDAQ: CAPT)	376	-	376
Nuburu, Inc. (NYSE American: BURU)	(485)	-	(485)
Rubicon Technologies (OTC: RBTC)	(2,897)	(1,576)	(1,321)
FOXO Technologies Inc. (NYSE American: FOXO)	-	(1,092)	1,092
Other	(641)	(407)	(234)
Capital markets principal transactions	(4,312)	(3,075)	(1,237)
			-
Interests in public companies:
Heliogen, Inc. (OTC: HLGN)	(324)	(14,754)	14,430
FOXO Technologies Inc. (NYSE American: FOXO)	(126)	(1,045)	919
Lemonade, Inc. (NYSE:LMND)	97	(2,805)	2,902
Payoneer Global Inc. (NASDAQ: PAYO)	(95)	(511)	416
Perella Weinberg Partners (NASDAQ: PWP)	91	(418)	509
REE Automotive Ltd. (NASDAQ: REE)	(165)	(4,755)	4,590
Shift Technologies, Inc. (NASDAQ: SFT)	(233)	(5,539)	5,306
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(1,141)	-	(1,141)
Wejo Group Limited (OTC: WEJWF)	-	(1,617)	1,617
CREO JV	901	32	869
U.S. Insurance JV	463	11	452
Stoa USA Inc./FlipOs	(6,847)	4,196	(11,043)
SFAs	25,395	-	25,395
Bridge loan	1,050	-	1,050
Other	195	(351)	546
Investing principal transactions	19,261	(27,556)	46,817

Total principal transactions	14,949	(30,631)	45,580

IIFC revenue share	1,105	673	432
All other income / (loss)	400	611	(211)
Other income	1,505	1,284	221

Total principal transactions and other income	$16,454	$(29,347)	$45,801

Principal Transactions

In the table above, our principal transactions revenue is broken out into two groups:

1.  Capital Markets Principal Transactions: In some cases, CCM acquires financial instruments or receives financial instruments in lieu of cash for its advisory transactions. We carry these instruments at fair value with changes in fair value included as a component of principal transactions and other income in our consolidated income statement.  Gains and losses on these instruments are included in our Capital Markets segment as these instruments were acquired as a result of CCM's activities.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

2.  Principal Investing Principal Transactions: In other cases, we will acquire a financial instrument for the purposes of earning an investment return.  We also carry these instruments at fair value with changes in fair value included as a component of principal transactions and other income in our consolidated income statement.  However, gains and losses on these instruments are included in our Principal Investing segment as these investments were acquired to earn a return.  Note that a particular instrument may be included in both categories if it was acquired as a result of CCM's activities and separately acquired to earn an investment return.

Interests in Public Companies

These investments represent our direct and indirect investments in certain public companies. These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes, non-convertible notes, fair value receivables, as well as equity interest in SPVs that have investments in these public companies. The name and stock symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investment in each time period noted in the table.  Many of the interests in the public companies listed above were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

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

We have engaged in several SFA transactions. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the periods presented.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our SFAs.

The bridge loan exit fee was earned on a bridge loan made to an early stage growth company.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $8,715.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K.

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

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $1,544, or 31%, to $6,526 for the year ended December 31, 2023, as compared to $4,982 for the year ended December 31, 2022.

INTEREST EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
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

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $36,540 to $15,609 for the year ended December 31, 2023, as compared to ($20,931) for the year ended December 31, 2022.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2023	2022	Change
Insurance SPACs	$-	$(5,898)	$5,898
SPAC Sponsor Entities	15,275	(14,963)	30,238
Dutch Real Estate Entities	334	(70)	404
	$15,609	$(20,931)	$36,540

SPAC sponsor entities includes both indirect and direct investments in SPAC sponsor entities.  Several of these SPAC sponsor entities are invested in SPACs that have completed their business combinations.  Those SPAC sponsor entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC sponsor entities under the equity method of accounting.  If the SPAC sponsor entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income or loss included in SPAC sponsor entities above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented.  See discussion of principal transactions above.

	Year Ended December 31,
	2023	2022	Change
Heliogen, Inc. (OTC: HLGN)	$-	$(10,625)	$10,625
Wejo Group Limited (OTC: WEJWF)	-	(2,214)	2,214
Alpha Tau Medical Ltd. (NASDAQ: DRTS)	(51)	374	(425)
FOXO Technologies Inc. (NYSE American: FOXO)	(3)	1,017	(1,020)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	4,304	-	4,304
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	10,013	(837)	10,850
African Agriculture Holdings Inc. (OTC: AAGR)	2,358	(7)	2,365
Other	(1,346)	(2,671)	1,325
	$15,275	$(14,963)	$30,238

See note 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense was $5,545 for the year ended December 31, 2023, as compared to $4,794 for the year ended December 31, 2022.  See note 23 to our consolidated financial statements included in our Annual Report on Form 10-K.

The tax expense recognized in 2023 was comprised of a deferred tax expense of $5,354 and current tax expense of $191.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax expense was U.S. federal, state, and local tax expense, which was the result of the increase in the valuation allowance applied against the Company's carryforward tax assets.

The tax expense recognized in 2022 was comprised of a deferred tax expense of $4,579 and current tax expense of $215.  The current tax expense incurred was the result of foreign, state, and local income tax.  The deferred tax expense was U.S. federal, state, and local tax expense, which was the result of the increase in the valuation allowance applied against the Company's carryforward tax assets.

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

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward tax asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of our business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction in which the income will be generated.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  We recorded deferred tax expense in 2022 and 2023 because expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward tax assets.  Due to the magnitude of the Company's carryforward tax assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments may likewise result in material amounts of deferred tax benefit or expense going forward.

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

Insurance SPAC III sponsor entities are the sponsor entities formed by us for our sponsored SPAC, Insurance SPAC III.  Prior to March 31, 2023, Vellar GP was the general partner of the SPAC Fund but did not consolidate it.  Effective April 1, 2023, Vellar GP began consolidating the SPAC Fund. Vellar GP primarily invests in share forward arrangements.  On February 25, 2025, the Operating LLC sold its 33.4% interest in Vellar GP pursuant to the Vellar Purchase Agreement and will no longer consolidate Vellar GP.  See notes 4, 10, and 21 to our consolidated financials included in this Annual Report on Form 10-K.  Other SPAC related is mainly comprised of an entity that we consolidated but do not wholly own that invests in other SPAC sponsor entities.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On March 10, 2025, our board of directors declared a quarterly dividend of $0.25 per share payable on April 9, 2024 to shareholders of record on March 26, 2024.

Repurchases of Common Stock

The Company did not repurchase any shares of Common Stock in 2022, 2023, or 2024.

Issuances of Common Stock

On October 5, 2023, we entered into an equity distribution agreement (the “2023 Equity Agreement”) relating to the ATM Program, pursuant to which we are permitted to sell an aggregate of up to $4,712 in Shares, which represented one-third of the value of the Common Stock held by non-affiliates. As of December 31, 2024, 13,500 shares had been sold under the 2023 Equity Agreement for total proceeds of $154.

During the years ended December 31, 2024, 2023, and 2022, we had the following other significant financing transactions.  This excludes non-cash transactions.  See notes 19 and 20 in our consolidated financial statements included in this Annual Report on Form 10-K.

During 2024:
	o	We repaid our redeemable financial instrument in the amount of $2,573. The remainder was converted to the 2024 Note.
	o	We paid dividends of $1,873 and distributions to the convertible non-controlling interest of $4,819
	o	We paid distributions of $6,758 to the non-convertible non-controlling interest.
During 2023:
	o	We drew and repaid $15,000 on a revolving line of credit.
	o	We paid dividends of $1,750 and distributions to the convertible non-controlling interest of $4,344.
	o	We paid distributions of $10,041 to the non-convertible non-controlling interest.
During 2022:
	o	We issued a new 2020 Senior Note for $2,250 and used the proceeds to pay off an existing 2020 Senior Note
	o	We paid dividends of $2,258 and distributions to the convertible non-controlling interest of $6,485
	o	We paid distributions of $2,236 to non-convertible non-controlling interest.

Cash Flows

We have seven primary uses for capital:

(1)	To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading for our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our matched book repo business; and (vi) to fund any operating losses incurred.
(2)	To fund the expansion of our Asset Management business segment. We generally grow our AUM by sponsoring new Investment Vehicles. The creation of a new Investment Vehicle often requires us to invest a certain amount of our own capital to attract outside capital to manage. Also, the new Investment Vehicles often require warehouse and other third-party financing to fund the acquisition of investments. Finally, we generally will hire employees to manage new Investment Vehicles and will operate at a loss for a startup period.
(3)	To fund investments. We make principal investments (including sponsor and other investments in SPACs) to generate returns. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.
(4)	To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future merger or acquisition activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that, if available, such financing will be on favorable terms.
(5)	To fund potential dividends and distributions. We sometimes pay dividends. Each time a cash dividend was declared by our board of directors, a pro rata distribution was made to the other members of the Operating LLC upon payment of dividends to our stockholders.
(6)	To fund potential repurchases of Common Stock. We have opportunistically repurchased Common Stock in private transactions. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.
(7)	To pay off debt as it matures. We have indebtedness that must be repaid as it matures. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2024 and December 31, 2023, we maintained cash and cash equivalents of $19,590 and $10,650, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities	$9,475	$(39,660)	$(23,488)
Cash flow from investing activities	16,506	38,123	13,798
Cash flow from financing activities	(16,717)	(17,105)	(11,504)
Effect of exchange rate on cash	(324)	191	(272)
Net cash flow	8,940	(18,451)	(21,466)
Cash and cash equivalents, beginning	10,650	29,101	50,567
Cash and cash equivalents, ending	$19,590	$10,650	$29,101

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2024 Cash Flows

As of December 31, 2024, our cash and cash equivalents were $19,590, representing an increase of $8,940 from December 31, 2023. The increase was attributable to cash flow from operating activities of $9,475, cash provided by investing activities of $16,506, cash used in financing activities of $16,717, and the decrease in cash resulting from a change in exchange rates of $324.

The cash provided from operating activities of $9,475 was comprised of (a) net cash inflow of $1,527 related to working capital fluctuations; (b) net cash inflow of $8,310 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflow from other earnings items of $362 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), non-cash advisory revenue, realized and unrealized gains and losses on other investments, at fair value, other investments sold, not yet purchased, income / (loss) from equity method affiliates, equity-based compensation, depreciation, and amortization).

The cash provided from investing activities of $16,506 was comprised of (a) $78,834 in proceeds from sales of other investments, at fair value; (b) $214 in proceeds from sales from other investments sold, not yet purchased; and (c) $1,026 in distributions received from equity method affiliates; partially offset by (d) $60,675 of purchases of other investments, at fair value; (e) $1,408 of purchases of other investments sold, not yet purchased; (f) $236 used to invest in equity method affiliates, and (g) $1,249 of purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $16,717 was comprised of (a) $2,573 used to repay our redeemable financial instrument; (b) $189 used to net settle equity awards; (c) $1,873 paid in dividends on Common Stock; (d) $4,819 paid in distributions to the convertible non-controlling interest; (e) $659 of redemptions of convertible non-controlling interest; and (f) $6,758 paid in distributions to the non-convertible non-controlling interest; partially offset by (g) $154 in proceeds from the issuance of Common Stock.

2023 Cash Flows

As of December 31, 2023, our cash and cash equivalents were $10,650, representing a decrease of $18,451 from December 31, 2022. The decrease was attributable to cash used in operating activities of $39,660, cash provided by investing activities of $38,123, cash used in financing activities of $17,105, and the increase in cash resulting from a change in exchange rates of $191.

The cash used in operating activities of $39,660 was comprised of (a) net cash outflow of $77,599 related to working capital fluctuations; (b) net cash inflow of $65,282 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflow from other earnings items of $27,343 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), non-cash advisory revenue, realized and unrealized gains and losses on other investments, at fair value, other investments sold, not yet purchased, income / (loss) from equity method affiliates, equity-based compensation, depreciation, and amortization).

The cash provided from investing activities of $38,123 was comprised of (a) $75,906 in proceeds from sales of other investments, at fair value; (b) $53,928 in proceeds from sales of other investments sold, not yet purchased, at fair value; and (c) $2,091 in proceeds from distributions from equity method affiliates; partially offset by (d) $86,021 in cash used to purchase other investments, at fair value; (e) $5,512 in cash used to purchase other investments sold, not yet purchased, at fair value; (f) $1,896 in cash used to invest in equity method affiliates; and (g) $373 in purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $17,105 was comprised of (a) $15,000 of cash used to repay debt; (b) $175 of cash used to settle equity awards; (c) $1,750 of cash used to pay dividends on Common Stock; (d) $4,344 in cash used for distributions to the convertible non-controlling interest; and (e) $10,041 in cash used for distributions to the non-convertible non-controlling interests; partially offset by (f) $15,000 in proceeds from the issuance of debt; (g) $39 in cash proceeds from investments in the non-convertible non-controlling interests; and (h) $834 of cash used for the redemption of convertible non-controlling interest units.

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

The cash provided investing activities of $13,798 was comprised of (a) $27,091 in proceeds from sales of other investments, at fair value; (b) $3,054 in proceeds from sales of other investments sold, not yet purchased, at fair value; and (c) $77 in proceeds from distributions from equity method affiliates; partially offset by (d) $7,236 in cash used to purchase other investments, at fair value; (e) $6,001 in cash used to purchase other investments sold, not yet purchased, at fair value; (f) $2,614 in cash used to invest in equity method affiliates; and (g) $573 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $11,504 was comprised of (a) $2,250 in cash used to repay debt; (b) $234 in cash used to settle equity awards; (c) $2,558 in cash used to pay dividends on Common Stock; (d) $6,485 in cash used to pay distributions to the convertible non-controlling interest; and (e) $2,236 in cash used to pay distributions to the non-convertible non-controlling interests; partially offset by (f) $2,250 in proceeds from the issuance of debt; and (g) $9 in cash proceeds from investments in the non-convertible non-controlling interests.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the U.S. and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2024 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

As of December 31, 2024
U.S.	$250
France	643
Total	$893

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at December 31, 2024 total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers was $49,988.  See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification requirements and restrictions.

Restrictions of Distributions of Capital from JVB

As of December 31, 2024, our total equity on a consolidated basis was $90,283.  However, the total equity of JVB was $77,328.  Therefore, only $12,955 of equity exists outside of JVB.  During certain periods of time, we have generated losses or negative cash flow outside of JVB.  We are dependent on taking distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs outside of JVB, such as to cover losses incurred outside of JVB, to satisfy other obligations that come due outside of JVB, and to make investments outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB such as the limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties, which may cause JVB’s operations to deteriorate.

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

	For the Twelve Months Ended December 31, 2024	For the Twelve Months Ended December 31, 2023
Receivables under resale agreements
Period end	$668,259	$408,408
Monthly average	$566,987	$430,672
Maximum month end	$743,654	$564,527
Securities sold under agreements to repurchase
Period end	$695,966	$408,203
Monthly average	$570,715	$438,576
Maximum month end	$742,120	$563,542

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

DETAIL OF DEBT
(Dollars in Thousands)

Description	December 31, 2024	December 31, 2023	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2024 Note")	$5,146	$-	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	8.85%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.02%	March 2035
Less unamortized discount	(22,867)	(22,909)
	25,258	25,216
Byline Credit Facility	-	-	Variable	N/A	June 2025
Total	$34,904	$29,716

(1)

The junior subordinated notes represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior subordinated notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are variable interest entities (“VIEs”) and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2024 on a combined basis was 20.55% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Redeemable Financial Instruments

As of the dates presented below, we had the following sources of financing, which we accounted for as redeemable financial instruments.  See note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in thousands)

	December 31, 2024	December 31, 2023
JKD Investor	$-	$7,868
	$-	$7,868

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 18 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2024.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2024 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2024
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$22,054	$2,022	$4,886	$4,871	$10,275
Maturity of 2024 Notes (1)	5,146	2,573	2,573	-	-
Interest on 2024 Notes (1)	875	592	283	-	-
Maturity of 2020 Notes (1)	4,500	-	4,500	-	-
Interest on 2020 Notes (1)	722	540	182	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (1)	50,220	4,292	8,585	8,585	28,758
Other Operating Obligations (2)	1,447	1,263	183	1	-
	$133,089	$11,282	$21,192	$13,457	$87,158
(1)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 8.85% (based on a 90-day SOFR rate in effect as of December 31, 2024 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 9.02% (based on a 90-day SOFR rate in effect as of December 31, 2024 plus 4.15%) was used to compute the contractual interest payment in each period noted.

(2)	Represents material operating contracts for various services.

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

In the case of Investment Vehicles other than CDOs, generally we earn a base fee and, in some cases, an incentive fee.  Base fees will generally be recognized monthly as services are performed and will be paid monthly or quarterly.  The contractual terms of each arrangement will determine our revenue recognition policy for incentive fees in each case.  However, in all cases, we recognize the incentive fees when they are probable and there is not a significant chance of reversal in the future.

New issue and advisory

New issue and advisory revenue includes: (i) new issue revenue associated with origination fees for newly created financial instruments originated by us; (ii) revenue from advisory services; (iii) underwriting; and (iv) new issue revenue associated with arranging the issuance of and placing newly created financial instruments.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied and collectability is reasonably assured.

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

Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

We invest in the sponsor entities of SPACs.  The sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement and founder shares (together, sponsor shares) of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the sponsor shares to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination and pay taxes on the interest earned.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but it is likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities' private placement in the SPAC will entitle them to a combination of unrestricted common, restricted common, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes our accounting policies related to our investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, we concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where we are the managing member of a sponsor entity, we also have had a significant economic interest in such sponsor entity and therefore consolidate such sponsor entity.
•	In all cases where we consolidated a sponsor entity, we determined that the sponsor entity's private placement investment in the SPAC that it sponsors should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, due to the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, we have chosen to not elect the fair value option.
•	If a SPAC completes its business combination, the sponsor entity's investment in the SPAC will be converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming we consolidate the sponsor entity), we will account for the shares received at fair value. We will reclassify any remaining equity method investment balance to other investments, at fair value and record principal transactions income for the difference. We will record non-controlling interest expense for the SPAC shares that are distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received is adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable). We use a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where we consolidate the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See the equity-based compensation section above. We will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, we will hold the SPAC shares directly (rather than through a consolidated subsidiary) and will record principal transaction income and loss until the SPAC shares themselves are liquidated.
•	We also invest in sponsor entities that we do not consolidate because we are not the managing member of such sponsor entity or otherwise do not have the power to direct the sponsor entity's most important activities. In these cases, we treat our investment in the sponsor entity as an equity method investment. Furthermore, due to the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, we have chosen to not elect the fair value option.
•	If a SPAC completes a business combination and we have an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it will receive and the carrying value of its equity method investment in the SPAC. We will recognize our share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and we will recognize our share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes our allocable share of the SPAC shares it owns, we will reclassify our investment from investment in equity method affiliate to other investments, at fair value as we will then hold the SPAC shares directly (rather than through an equity method investee). We will then record principal transactions income and loss until the SPAC shares themselves are liquidated.
•	If a SPAC liquidates and we have an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), we will write-off our remaining equity method balance and record a loss on the equity method investment. In the case of consolidated sponsor entities, we will also record an offsetting entry to non-controlling interest.

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

We account for SFA transactions as follows:

●

The interests in public companies that we own are carried at fair value. Refer to note 9 for further details on determining the fair value of unrestricted common shares, restricted common shares, equity derivatives, or fair value receivables.

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

In October 2023, the FASB issued ASU 2023-06 , Disclosure Improvements— Codification Amendments in Response to the Securities and Exchange Commission (“ SEC’” ) Disclosure Update and Simplification Initiative. These amendments clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification with the  SEC’s regulations.  The ASU will be effective on the date the related disclosure are removed from Regulation S-X or Regulation S-K by the SEC  and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027.  Early adoption in not permitted. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements, which, is not expected to be material.

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

In March 2024, the FASB issued ASU 2024-01,  Compensation— Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for as share-based payment arrangements in accordance with FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation.  The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and interim periods with those annual periods. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02,  Codification Improvements — Amendments to Remove References to the Concepts Statements. The ASU amends the Codification to remove references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03,  Income Statement —  Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statements.  The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04,  Debt—  Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2024, we would have incurred a loss of $3,159 if the yield curve rose 100 bps across all maturities and a gain of $3,156 if the yield curve fell 100 bps across all maturities. As of December 31, 2023, we would have incurred a loss of $1,368 if the yield curve rose 100 bps across all maturities and a gain of $1,364 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in.  A significant portion of the equity we hold in these types of entities are subject to sale restrictions.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure.  We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2024, our equity price sensitivity was $1,189 and our foreign exchange currency sensitivity was $0.  As of December 31, 2023, our equity price sensitivity was $1,383 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2024, a 100 bps change in the three-month SOFR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $2,618 as of December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” and "Executive Compensation" is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table provides information regarding the 2020 Long-Term Incentive Plan as of December 31, 2024.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	385,400
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	385,400

(1)	See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2020 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.35	Amendment No. 1 to Amended and Restated Senior Promissory Note, dated January 5, 2024, by and between Cohen & Company, LLC and JKD Capital Partners I LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.36	Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

10.37	Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

10.38	Amendment No. 1 to the Cohen & Company Inc. 2020 Long-Term Incentive Plan, dated April 1, 2021, to the original Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13, 2021).

10.39	Amendment No. 2 to the Cohen & Company Inc. 2020 Long-Term Incentive Plan, dated March 29, 2022, to the original Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2022).

10.40	Form of Restricted Stock Award under Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.41	Second Amended and Restated Revolving Note and Cash Agreement, dated December 21, 2022, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022).

10.42	Third Amended and Restated Loan Agreement, dated June 9, 2023, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).

10.43	First Amendment to Third Amended and Restated Loan Agreement, dated December 22, 2023, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2023).

10.44	Second Amendment to Third Amended and Restated Loan Agreement, dated June 18, 2024, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 18, 2024).

10.45	Equity Distribution Agreement, dated October 5, 2023, by and between Cohen & Company Inc. and Northland Capital Markets (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.46	Redemption Agreement, dated September 23, 2024 and effective September 1, 2024, by and between Cohen & Company, LLC and JKD Capital Partners I LTD. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024)

10.47	Senior Promissory Note, dated September 1, 2024, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $5,145,926.67 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

19	Company Insider Trading Policy *

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Cohen & Company, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

97.1	Cohen & Company, Inc. Incentive Compensation Policy. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2024, 2023 and 2022; and (v) Notes to Consolidated Financial Statements. *

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

DATE: March 12, 2025

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel G. Cohen	Executive Chairman	March 12, 2025
Daniel G. Cohen

/s/ G. Steven Dawson	Director	March 12, 2025
G. Steven Dawson

/s/ Jack J. DiMaio, Jr.	Vice Chairman	March 12, 2025
Jack J. DiMaio, Jr.

/s/ Jack Haraburda	Director	March 12, 2025
Jack Haraburda

/s/ Diana L. Liberto	Director	March 12, 2025
Diana L. Liberto

/s/ Douglas Listman	Chief Accounting Officer and Assistant Treasurer	March 12, 2025
Douglas Listman	(Principal Accounting Officer)

/s/ Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	March 12, 2025
Joseph W. Pooler, Jr.	(Principal Financial Officer)

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income / (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania

March 12, 2025

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$19,590	$10,650
Receivables from brokers, dealers, and clearing agencies	45,650	66,801
Due from related parties	941	772
Other receivables	6,526	5,373
Investments-trading	148,332	181,328
Other investments, at fair value	35,262	72,217
Receivables under resale agreements	668,259	408,408
Investments in equity method affiliates	23,430	14,241
Deferred income taxes	2,257	1,580
Goodwill	109	109
Right-of-use asset - operating leases	15,540	7,541
Other assets	5,253	3,741
Total assets	$971,149	$772,761

Liabilities
Payables to brokers, dealers, and clearing agencies	$66,655	$111,085
Accounts payable and other liabilities	10,913	8,115
Accrued compensation	17,770	17,268
Lease liability - operating leases	16,575	8,216
Trading securities sold, not yet purchased	36,432	65,751
Other investments sold, not yet purchased	1,651	24,742
Securities sold under agreement to repurchase	695,966	408,203
Redeemable financial instruments	-	7,868
Debt	34,904	29,716
Total liabilities	880,866	680,964

Commitments and contingencies (See note 28)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 2,040,052 and 1,893,747 shares issued and outstanding, respectively, including 404,791 and 367,491 unvested or restricted share awards, respectively	20	19
Additional paid-in capital	76,704	74,594
Accumulated other comprehensive loss	(1,007)	(944)
Accumulated deficit	(34,016)	(32,014)
Total stockholders' equity	41,728	41,682
Non-controlling interest	48,555	50,115
Total equity	90,283	91,797
Total liabilities and equity	$971,149	$772,761

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2024	2023	2022
Revenues
Net trading	$36,409	$30,926	$40,009
Asset management	9,009	7,337	9,004
New issue and advisory	63,422	28,264	24,721
Principal transactions and other income	(29,242)	16,454	(29,347)
Total revenues	79,598	82,981	44,387

Operating expenses
Compensation and benefits	56,388	52,092	50,290
Business development, occupancy, equipment	6,617	5,204	5,076
Subscriptions, clearing, and execution	9,639	8,965	8,274
Professional fee and other operating	14,421	9,296	8,153
Depreciation and amortization	556	563	557
Total operating expenses	87,621	76,120	72,350

Operating income / (loss)	(8,023)	6,861	(27,963)

Non-operating income / (expense)
Interest expense, net	(5,821)	(6,526)	(4,982)
Income / (loss) from equity method affiliates	21,704	15,609	(20,931)
Income / (loss) before income tax expense / (benefit)	7,860	15,944	(53,876)
Income tax expense / (benefit)	(329)	5,545	4,794
Net income / (loss)	8,189	10,399	(58,670)
Less: Net income / (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	8,675	19,590	(23,203)
Enterprise net (loss)	(486)	(9,191)	(35,467)
Less: Net (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	(357)	(4,078)	(22,078)
Net (loss) attributable to Cohen & Company Inc.	$(129)	$(5,113)	$(13,389)

Income / (loss) per share data (see note 26):
Loss per common share-basic:
Basic (loss) per common share	$(0.08)	$(3.38)	$(9.43)
Weighted average shares outstanding-basic	1,614,897	1,513,469	1,420,383
Income / (loss) per common share-diluted:
Diluted (loss) per common share	$(0.08)	$(3.38)	$(9.43)
Weighted average shares outstanding-diluted	5,675,616	1,513,469	1,420,383

Comprehensive income / (loss):
Net income / (loss)	$8,189	$10,399	$(58,670)
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	(167)	86	(206)
Other comprehensive income / (loss), net of tax of $0	(167)	86	(206)
Comprehensive income / (loss)	8,022	10,485	(58,876)
Less: comprehensive income / (loss) attributable to the non-controlling interest	8,199	15,573	(45,433)
Comprehensive (loss) attributable to Cohen & Company Inc.	$(177)	$(5,088)	$(13,443)

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2021	$27	$17	$72,006	$(9,204)	$(905)	61,941	$89,492	$151,433
Net loss	-	-	-	(13,389)	-	(13,389)	(45,281)	(58,670)
Other comprehensive (loss)	-	-	-	-	(54)	(54)	(152)	(206)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	(338)	-	4	(334)	334	-
Equity-based compensation	-	-	1,209	-	-	1,209	3,181	4,390
Shares withheld for employee taxes	-	-	(76)	-	-	(76)	(158)	(234)
Dividends/distributions to convertible non-controlling interest	-	-	-	(2,558)	-	(2,558)	(6,485)	(9,043)
Convertible non-controlling interest investment	-	-	-	-	-	-	15,000	15,000
Non-convertible non-controlling interest investment	-	-	-	-	-	-	9	9
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(8,653)	(8,653)
Balance at December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net income / (loss)	-	-	-	(5,113)	-	(5,113)	15,512	10,399
Other comprehensive income	-	-	-	-	25	25	61	86
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	636	-	(14)	622	(622)	-
Equity-based compensation	-	2	1,205	-	-	1,207	3,184	4,391
Shares withheld for employee taxes	-	-	(48)	-	-	(48)	(127)	(175)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,750)	-	(1,750)	(4,344)	(6,094)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	39	39
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(10,041)	(10,041)
Balance at December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797
Net income / (loss)	-	-	-	(129)	-	(129)	8,318	8,189
Other comprehensive (loss)	-	-	-	-	(48)	(48)	(119)	(167)
Common stock issued, net		-	154			154	-	154
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	679	-	(15)	664	(664)	-
Equity-based compensation	-	1	1,331	-	-	1,332	3,336	4,668
Shares withheld for employee taxes	-	-	(54)	-	-	(54)	(135)	(189)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,873)	-	(1,873)	(4,819)	(6,692)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(659)	(659)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(6,818)	(6,818)
Balance at December 31, 2024	$27	$20	$76,704	$(34,016)	$(1,007)	$41,728	$48,555	$90,283

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$8,189	$10,399	$(58,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	4,668	4,391	4,390
Loss (gain) on other investments, at fair value	62,560	92,931	30,914
Loss (gain) on other investments, sold not yet purchased	(29,658)	(107,816)	(307)
Noncash advisory fees received	(24,338)	(18,248)	(7,416)
(Income) / loss from equity method affiliates	(21,704)	(15,609)	20,931
Depreciation and amortization	556	563	557
Amortization of discount on debt	42	692	630
Deferred tax provision / (benefit)	(677)	5,354	4,579
Change in operating assets and liabilities, net:
Change in receivables from/ payables to brokers, dealers, and clearing agencies	(23,279)	118,298	(98,452)
Change in receivables from / payables to related parties, net	(169)	15	3,794
(Increase) decrease in other receivables	(1,153)	4,154	(6,324)
(Increase) decrease in investments-trading	32,996	30,500	12,037
(Increase) decrease in receivables under resale agreement	(259,851)	29,284	2,737,953
(Increase) decrease in other assets	(8,818)	1,829	981
Increase (decrease) in accounts payable and other liabilities	11,165	(88,431)	(11,769)
Increase (decrease) in accrued compensation	502	4,834	(10,143)
Increase (decrease) in trading securities sold, not yet purchased	(29,319)	(68,206)	71,445
Increase (decrease) in securities sold under agreement to repurchase	287,763	(44,594)	(2,718,618)
Net cash provided by (used in) operating activities	9,475	(39,660)	(23,488)
Investing activities
Purchase of investments - other investments, at fair value	(60,675)	(86,021)	(7,236)
Purchase of investments - other investments sold, not yet purchased, at fair value	(1,408)	(5,512)	(6,001)
Sales and returns of principal - other investments, at fair value	78,834	75,906	27,091
Sales and returns of principal - other investments sold, not yet purchased, at fair value	214	53,928	3,054
Investments in equity method affiliates	(236)	(1,896)	(2,614)
Distribution from equity method affiliate	1,026	2,091	77
Purchase of furniture, equipment, and leasehold improvements	(1,249)	(373)	(573)
Net cash provided by (used in) investing activities	16,506	38,123	13,798
Financing activities
Repayment of redeemable financial instrument	(2,573)	-	-
Proceeds from draws on revolving credit facility	-	15,000	-
Repayment of draws on revolving credit facility	-	(15,000)	-
Proceeds from debt	-	-	2,250
Repayment of debt	-	-	(2,250)
Cash used to net share settle equity awards	(189)	(175)	(234)
Proceeds from issuance of Common Stock	154	-	-
Cohen & Company Inc. dividends	(1,873)	(1,750)	(2,558)
Convertible non-controlling interest distributions	(4,819)	(4,344)	(6,485)
Redemption of convertible non-controlling interest units	(659)	(834)	-
Non-convertible non-controlling interest investment	-	39	9
Non-convertible non-controlling interest distributions	(6,758)	(10,041)	(2,236)
Net cash provided by (used in) financing activities	(16,717)	(17,105)	(11,504)
Effect of exchange rate on cash	(324)	191	(272)
Net increase (decrease) in cash and cash equivalents	8,940	(18,451)	(21,466)
Cash and cash equivalents, beginning of period	10,650	29,101	50,567
Cash and cash equivalents, end of period	$19,590	$10,650	$29,101

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2024

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of December 31, 2024, the Company had $2.3 billion in assets under management (“AUM”) of which $1.0 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis.  Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company. “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “JVB Holdings” refers to J.V.B. Financial Holdings, LP, a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group LLC, a wholly owned broker dealer subsidiary of JVB Holdings; "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a consolidated subsidiary regulated by the Autorité de Contrôle Prudentiel et de Résolution ("ACPR") in France; “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a subsidiary formerly regulated by the Central Bank of Ireland. “CCM,” a division of JVB, refers to Cohen & Company Capital Markets, the Company's full-service boutique investment bank, which focuses on M&A, underwriting, capital markets, and SPAC advisory services.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, underwriting, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments.  The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States and CCFESA in Europe.

Asset Management: The Company’s Asset Management business segment manages assets within collateralized debt obligations ("CDOs"), managed accounts, joint ventures, and investment funds (collectively referred to as “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. The Company’s Asset Management business segment includes its fee-based asset management operations, which include ongoing base and incentive management fees.

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

•	Revenue earned on the Company’s gestation repo financing program;
•

New issue and advisory revenue comprised of (a) origination fees for newly created financial instruments originated by the Company, (b) revenue from advisory services, (c) underwriting, and (d) revenue associated with arranging and placing the issuance of newly created financial instruments; and

•	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments, sold not yet purchased received or acquired as part of CCM's activities.

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

The Company carries out certain activities at the Operating LLC (including a material amount of its principal investing activities).  The remaining activities noted above were carried out through the following main operating subsidiaries of the Company as of December 31, 2024.

1.

Cohen & Company Financial Management, LLC (“CCFM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Alesco III, Alesco IV, Alesco V, Alesco VI, and Alesco VIII CDOs. Alesco CDOs invest in bank and insurance company trust preferred securities ("TruPS") as well as insurance company subordinated debt.  CCFM also manages the SPAC Series Funds and managed the SPAC Fund.

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
5.

Cohen & Compagnie SAS (formerly Cohen Fréres SAS), the Company’s French subsidiary, acted as a credit research adviser to DCM and CCFESA in analyzing the creditworthiness of insurance companies and financial institutions in Europe with respect to all assets included in the Dekania Europe CDOs and certain other Investment Vehicles.  This entity was merged into CCFESA in 2023.

6.	SPAC Sponsor Entities: A series of LLCs set up to pool investor funds and invest in private placements of Company sponsored special purpose acquisition companies ("SPACs"). See note 4.
7.	Vellar GP is an LLC in which the Operating LLC owns a one-third interest and consolidates. Prior to March 31, 2023, the Vellar GP was the general partner of the SPAC Fund but did not consolidate it. Effective April 1, 2023, the Vellar GP began consolidating the SPAC Fund. The Vellar GP primarily invests in share forward arrangements. See notes 4, 10, and 31.

2. BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. GAAP.  Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2024.

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

Effective December 31, 2024 and 2023, the Company controlled 51.00% of the voting interest and owned 28.70% and 27.55%, respectively, of the economic interest of the Operating LLC.  Although the Company’s economic interest is below 50%, it continues to consolidate the Operating LLC as it controls over 50% of the voting interests.  Earnings and loss are allocated to the Company and other members of the Operating LLC based on their economic interest rather than their voting interest. For the years ended December 31, 2024, 2023, and 2022, 71.55%, 72.60%, and 72.45%, respectively, of the Operating LLC’s income or loss were treated as a non-controlling interest as the result of the issuance of the additional equity interest in the Operating LLC during 2019. See notes 21 and 31.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are designed to improve reportable segment disclosure requirements primarily through enhance disclosures about significant segment expenses and other segment items on an interim and annual basis.  The Company adopted ASU 2023-07 during the year ended December 31, 2024.

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

For financial instruments held by JVB, the Company accounts for them under ASC 940-320.  ASC 940-320 requires all financial instruments to be carried at fair value with unrealized and realized gains included recorded in the consolidated statement of operations.  The main difference between ASC 940-320 and ASC 320 is that ASC 940-320 does not allow for available for sale or held to maturity treatment.

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

When the Company acquires an investment that is required to be accounted for under the equity method, the Company will elect the fair value option when the fair value of the investment is either readily determinable or is eligible to be accounted for at NAV under the practical expedient of ASC 946.  In those cases, the investment will be included as a component of other investments, at fair value in the consolidated balance sheet and unrealized and realized gains will be included as a component of principal transactions and other income in the in the consolidated statement of operations.  If the fair value is not readily determined, the Company will account for the investment under the equity method.  In those cases, the investment will be included as a component of investments in equity method affiliates in the consolidated balance sheet and the Company will recognize its allocable share of the investee’s income or loss as a component of income / (loss) from equity method affiliates in the consolidated statement of operations.  See note 12.

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

Other investments sold, not yet purchased

Other investments sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. These investments differ from investments classified as trading securities sold, not yet purchased as they are either acquired for purposes of earning a return rather than supporting the Company’s trading or matched book operations or they are acquired as an economic hedge to investments classified as other investments, at fair value.  The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the statement of financial condition. Unrealized and realized gains and losses on other investments sold, not yet purchased are recorded as a component of principal transactions and other in the consolidated statement of operations.

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

The Company may, from time to time, enter into derivatives as investments or to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments; (ii) the Company’s investments in interest sensitive investments; (iii) the Company's investments in equities; and (iv) the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company  may include (a) foreign currency forward contracts; (b) purchase and sale agreements of TBAs and other forward agency MBS contracts; (c) other extended settlement trades; and (d) share forward arrangements ("SFAs").  See note 10.

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

New issue and advisory

New issue and advisory revenue is comprised of (a) origination fees for newly created financial instruments originated by the Company, (b) revenue from advisory services, (c) revenue from underwriting, and (d) revenue associated with arranging and placing the issuance of newly created financial instruments.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied and collectability is reasonably assured.

Principal transactions and other income

Principal transactions include all gains, losses, and income from financial instruments classified as other investments, at fair value and other investments sold, not yet purchased in the consolidated balance sheets.

Investments classified as other investments, at fair value and other investments sold, not yet purchased are carried at fair value. The determination of fair value is based on quoted market prices of an active exchange, independent broker market quotations, market price quotations or models from third-party pricing services, or, when independent broker quotations or market price quotations or models from third-party pricing services are unavailable, valuation models prepared by the Company’s management. These models include estimates, and the valuations derived from them could differ materially from amounts realizable in an open market exchange. Dividend income is recorded on the ex-dividend date.

Other income/(loss) includes foreign currency gains and losses, interest earned on cash and cash equivalents, interest earned and losses incurred on notes receivable, and other miscellaneous income including transaction break up fees and revenue from revenue sharing arrangements.

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

V. Business Concentration

A significant portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2024, the Company earned asset management revenue from CDOs of $1,566 and $7,443 from other investment funds.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of December 31, 2024 and 2023, the fair value of the Company’s debt was estimated to be $44,352  and $37,474, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

X. Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

The Company invested in the sponsor entities of SPACs.  Sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the private placement to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but it is likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities' private placement in the SPAC entitles them to a combination of unrestricted common stock, restricted common stock, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes the Company's accounting policies related to its investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, the Company has concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where the Company was the managing member of a sponsor entity, it also had a significant economic interest in such sponsor entity and therefore consolidated such sponsor entity.
•	In all cases where the Company consolidated a sponsor entity, it has determined that the sponsor entity's private placement investment in the SPAC that it sponsored should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, due to the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, the Company has chosen not to elect the fair value option.
•	If a SPAC completed its business combination, the sponsor entity's investment in the SPAC was converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming the Company consolidated the sponsor entity), the Company accounted for the shares received at fair value. The Company reclassified any remaining equity method investment to other investments, at fair value and recorded principal transactions income for the difference. The Company recorded non-controlling interest expense for the SPAC shares that were distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. The fair value of the restricted shares received was adjusted downwards from the public trading price for certain sale restrictions imposed (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable). The Company uses a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices. In the case of a SPAC business combination where the Company consolidated the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See the equity-based compensation section above. The Company will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, the Company holds the SPAC shares directly (rather than through a consolidated subsidiary) and records principal transaction income and loss until the SPAC shares are liquidated.
•	The Company also invested in sponsor entities that it does not consolidate because it was not the managing member of such sponsor entity or otherwise did not have the power to direct the sponsor entity's most important activities. In these cases, the Company treated its investment in the sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, the Company has chosen to not elect the fair value option.
•	If a SPAC completed a business combination and the Company had an equity method investment in the associated sponsor entity, upon completing a business combination, the sponsor entity recorded income equal to the difference between the fair value of the restricted and unrestricted shares it received and the carrying value of its equity method investment in the SPAC. The Company recognized its share of this gain as income from equity method affiliates. The sponsor entity continued to mark its investment in the SPAC to market after the business combination and the Company recognized its share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributed the Company's share of the SPAC shares it owned, the Company reclassified its investment from investment in equity method affiliate to other investments, at fair value as the Company held the SPAC shares directly (rather than through an equity method investee). The Company then recorded principal transactions income and loss until the SPAC shares are liquidated.
•	If a SPAC liquidated and the Company had an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), the Company wrote off its remaining equity method balance and recorded a loss on its equity method investment. In the case of consolidated sponsor entities, the Company recorded an offsetting entry to non-controlling interest.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements. The ASU amends the Codification to remove references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this ASU to have a significant impact to the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statements.  The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt— Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Effective September 1, 2024, the Operating LLC and the JKD Investor entered into a Redemption Agreement (the “Redemption Agreement”), pursuant to which, the JKD Investment Agreement was redeemed and terminated in its entirety.  As of September 1, 2024, the JKD Investment Balance under the JKD Investment Agreement was $7,719.

Pursuant to the terms and conditions of the Redemption Agreement, the Operating LLC (i) paid to JKD Investor $2,573 of the outstanding amount in cash; and (ii) the Company issued to JKD Investor a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146 representing the remaining balance of the JKD Investment. See note 19.

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

The 2024 Note may not be prepaid in whole or in part prior to January 31, 2025. The 2024 Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder of the 2024 Note, be prepaid in whole or in part at any time following January 31, 2025 without the prior written consent of the holder of the 2024 Note and without penalty or premium. See note 20.

Consolidation of the SPAC Fund

Prior to March 31, 2023, the Vellar GP had an investment in the SPAC Fund, the potential to earn incentive fees, and did not consolidate the SPAC Fund.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than the Vellar GP, redeemed all of their interests in the SPAC Fund. As a result, effective April 1, 2023, the Vellar GP became the sole owner of the SPAC Fund and began consolidating it. The Company owns an interest in and consolidates the Vellar GP, and effective April 1, 2023, the Company began consolidating the SPAC Fund as well. The Company recorded the following entry upon consolidation:

Asset/(Liability)
Cash and cash equivalents	$257
Receivables from brokers, dealers, and clearing agencies	68,066
Other investments, at fair value	40,388
Other assets	108
Accounts payable and other liabilities	(82,968)
Other investments sold, not yet purchased	(25,806)
Vellar GP's remaining investment in the SPAC Fund	$45

As of  December 31, 2023, all amounts due to the redeeming investors in the SPAC Fund were paid in full.  See note 31 for discussion of sale of the Company's interest in Vellar GP subsequent to year end.

The 2020 Senior Notes

On  January 31, 2020, the Operating LLC entered into a note purchase agreement (the “Original Purchase Agreement”) with JKD Investor and RN Capital Solutions LLC, a Delaware limited liability company (“RNCS”). The note purchased by the JKD Investor is herein referred to as the “JKD Note.”

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

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Net realized gains / (losses)- trading inventory	$19,163	$18,962	$12,583
Net unrealized gains / (losses)-trading inventory	1,742	(2,087)	(2,463)
Gains and losses	20,905	16,875	10,120

Interest income-trading inventory	4,375	4,250	2,888
Interest income-reverse repos	37,958	28,238	47,023
Interest income	42,333	32,488	49,911

Interest expense-repos	(34,496)	(25,072)	(31,021)
Interest expense-margin payable	(3,852)	(6,267)	(2,680)
Interest expense	(38,348)	(31,339)	(33,701)

Other trading revenue	11,519	12,902	13,679

Net trading	$36,409	$30,926	$40,009

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  For discussion of margin payable, see note 6. Other trading revenue is primarily comprised of revenue earned on the Company's agency repo business. See note 11.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	2,263	1,527
Receivable from clearing organizations	43,137	65,024
Receivables from brokers, dealers, and clearing agencies	$45,650	$66,801

 Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Margin payable	$66,655	$111,085
Payables to brokers, dealers, and clearing agencies	$66,655	$111,085

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

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
New issue fee and advisory fee receivable - gross	$3,408	$1,181
Allowance for credit losses	(2,250)	-
New issue fee and advisory fee receivable - net	1,158	1,181
Asset management fees receivable	2,183	1,085
Accrued interest receivable	1,595	1,689
Revenue share receivable	-	321
Agency repo income receivable	522	391
Miscellaneous other receivables	1,068	706
Other receivables	$6,526	$5,373

New issue and advisory fees receivable represent amounts owed to JVB from various counterparties for services rendered.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied, and collectability is reasonably assured.  However, in certain cases, collectability becomes doubtful at a later date.  At each reporting period, the Company assesses the collectability of its new issue and advisory receivables.  Each receivable is unique and does not share similar characteristics to be pooled so they are evaluated on an individual basis.  The company records an allowance when, in management’s judgement, one is necessary for credit losses.  During 2024, the Company recorded a provision for credit losses of $2,556, which is included as a component of professional fees and other operating expenses in the statement of operations and we fully wrote off $306 of receivables.  It is the Company's policy to fully write off the receivable and related allowance when it has abandoned collection efforts.

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

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Corporate bonds and redeemable preferred stock	$27,043	$53,657
Derivatives	4,836	7,470
Equity securities	965	928
Foreign government bond	88	-
Municipal bonds	19,914	20,572
Residential mortgage loans	-	3,113
RMBS	5	9
SBA loans	28,328	-
U.S. government agency MBS and CMOs	45,911	88,000
U.S. government agency debt securities	21,242	6,567
U.S. Treasury securities	-	1,012
Investments-trading	$148,332	$181,328

Substantially all of the Company's investments-trading other than SBA loans serve as collateral for the Company's margin loan payable.  See note 6. The SBA loans serve as collateral for the Company's repurchase obligations.  See note 11.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Corporate bonds and redeemable preferred stock	$7,342	$24,355
Derivatives	4,050	6,719
Equity securities	83	393
U.S. government agency debt securities	40	-
U.S. Treasury securities	24,917	34,284
Trading securities sold, not yet purchased	$36,432	$65,751

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading and trading securities sold, not yet purchased.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Equity securities	$1,954	$38,038
Equity derivatives	73	1,447
Restricted equity securities	10,632	2,054
Corporate bonds and redeemable preferred stock	531	506
Notes receivable	11,250	9,541
Interests in SPVs	1,565	12,609
CREO JV	6,432	4,783
U.S. Insurance JV	2,825	3,107
Residential loans	-	132
Other investments, at fair value	$35,262	$72,217

As of  December 31, 2024, $470 of unrestricted equity securities represented long positions related to share forward arrangements (“SFAs”) entered into by the Company. As of December 31, 2023, $26,079 of unrestricted equity securities, $1,447 of equity derivatives, and $6,278 of the fair value receivables represented long positions related to SFAs entered into by the Company.

Notes receivable include convertible and non-convertible notes receivable from various counterparties in connection with the Company's advisory business and SFAs that may be convertible into equity shares. These receivables are carried at fair value.

Interests in SPVs represents interests the Company has received in SPVs as consideration for services provided by CCM, rather than cash.  The SPVs hold convertible notes receivable interests in the counterparties.  The Company does not consolidate the SPVs and carries its interests in the SPVs at fair value.  See note 9 for discussion of the determination of fair value.

A total of $1,721 and $946 of the amounts shown in other investments, at fair value above serve as collateral for the Company's margin loan payable for the years ended December 31, 2024 and 2023, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Equity securities	$1,181	$347
Share forward liabilities	470	24,395
Other investments sold, not yet purchased	$1,651	$24,742

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

The Company recognized net gains (losses) of ($62,560), ($92,931), and ($30,914) related to changes in fair value of investments that were included as a component of other investments, at fair value during the years ended December 31, 2024, 2023, and 2022, respectively. The Company recognized net gains (losses) of $29,658, $107,816, and $307 related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the years ended December 31, 2024, 2023, and 2022, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of  December 31, 2024 and 2023, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2024
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$27,043	$-	$27,043	$-
Derivatives	4,836	-	4,836	-
Equity securities	965	352	613	-
Foreign government bond	88	-	88	-
Municipal bonds	19,914	-	19,914	-
RMBS	5	-	5	-
SBA loans	28,328	-	28,328	-
U.S. government agency MBS and CMOs	45,911	-	45,911	-
U.S. government agency debt securities	21,242	-	21,242	-
Total investments - trading	$148,332	$352	$147,980	$-

Other investments, at fair value:
Equity securities	$1,954	1,954	$-	$-
Equity derivatives	73	-	73	-
Restricted equity securities	10,632	6,722	3,910	-
Corporate bonds and redeemable preferred stock	531	-	531	-
Notes receivable	11,250	-	11,250	-
Interests in SPVs	1,565		1,565
	26,005	$8,676	$17,329	$-
Investments measured at NAV (1)	9,257
Total other investments, at fair value	$35,262

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$7,342	$-	$7,342	$-
Derivatives	4,050	-	4,050	-
Equity securities	83	83	-	-
U.S. government agency debt securities	40	-	40	-
U.S. Treasury securities	24,917	24,917	-	-
Total trading securities sold, not yet purchased	$36,432	$25,000	$11,432	$-

Other investments, sold not yet purchased:
Equity securities	$1,181	$1,181	$-	$-
Share forward liabilities	470	-	470	-
Total other investments, sold not yet purchased	$1,651	$1,181	$470	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2023
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$53,657	$-	$53,657	$-
Derivatives	7,470	-	7,470	-
Equity securities	928	639	289	-
Municipal bonds	20,572	-	20,572	-
Residential mortgage loans	3,113	-	3,113	-
RMBS	9	-	9	-
U.S. government agency MBS and CMOs	88,000	-	88,000	-
U.S. government agency debt securities	6,567	-	6,567	-
U.S. Treasury securities	1,012	1,012	-	-
Total investments - trading	$181,328	$1,651	$179,677	$-

Other investments, at fair value:
Equity securities	$38,038	$38,038	$-	$-
Equity derivatives	1,447		1,447
Restricted equity securities	2,054	-	2,054	-
Corporate bonds and redeemable preferred stock	506	-	506	-
Notes receivable	9,541		9,541
Interests in SPVs	12,609		12,609
Residential loans	132	-	132	-
	64,327	$38,038	$26,289	$-
Investments measured at NAV (1)	7,890
Total other investments, at fair value	$72,217

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$24,355	$-	$24,355	$-
Derivatives	6,719	-	6,719	-
Equity securities	393	393	-	-
U.S. Treasury securities	34,284	34,284	-	-
Total trading securities sold, not yet purchased	$65,751	$34,677	$31,074	$-

Other investments, sold not yet purchased:
Equity securities	$347	$347	$-	$-
Share forward liabilities	24,395	-	24,395	-
Total other investments, sold not yet purchased	$24,742	$347	$24,395	$-

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

The following provides a brief description of the types of financial instruments the Company holds, the methodology for estimating fair value, and the level within the valuation hierarchy of the estimate. The discussion that follows applies regardless of whether the instrument is included in investments-trading; other investments sold, not yet purchased; other investments, at fair value; or trading securities sold, not yet purchased.

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

Equity Securities Without Readily Determinable Fair Value: From time to time, the Company invests in equity securities that do not have a readily determinable fair value that also do not qualify for equity method accounting or the practical expedient for investments in investment companies which are measured at NAV.  In those cases, the Company utilizes the measurement alternative of ASC 321-10-35-2.  This alternative allows the Company to carry the investment at cost minus impairment.  If the Company observes a market transaction for an identical or similar instrument, it will adjust the carrying value of the equity security.  These securities are included as a component of other investments, at fair value.   When measured at fair value using an orderly observable market transaction, it will generally be classified as level 1 in the valuation hierarchy.  Otherwise, it will be classified as level 2 of the valuation hierarchy.

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

Notes receivable: Notes receivable includes convertible and non-convertible notes. The Company values these instruments using a model.  The main input is the risk-based cash flow discount rates.  In the case where the receivable is convertible into counterparty equity, additional inputs include the counterparty’s share price, volatility, and the risk free rate of return. The inputs to this model are observable so the Company classifies these securities within level 2 of the valuation hierarchy.

Foreign Government Bond: The fair value of foreign government bond is estimated using valuations provided by third-party pricing services and classifies the fair value within level 2 of the valuation hierarchy.

Interests in SPVs: The Company values these instruments using a model.  The model first determines the fair value of the financial instruments in the SPV and then determines what portion of that fair value is allocable to the Company’s interest in the SPV.  If appropriate, the Company determines the fair value of the financial instruments held by the SPV using a model which may include a Monte Carlo simulation.  The main inputs are the counterparty’s share price, volatility, risk-free rate of return, and risk-based cash flow discount rates.  The inputs to this model are observable so the Company classifies these securities within level 2 of the hierarchy.

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

Derivatives:

TBAs and Other Forward Agency MBS Contracts

The Company generally values these securities using third party quotations such as unadjusted broker-dealer quoted prices or market price quotations from third party pricing services. TBAs and other forward agency MBS contracts are generally classified within level 2 of the valuation hierarchy. If there is limited transaction activity or less transparency to observe market-based inputs to valuation models, TBAs and other forward agency MBS contracts are classified within level 3 of the valuation hierarchy.  U.S. government agency MBS and CMOs include TBAs and other forward agency MBS contracts.  Unrealized gains on TBAs and other forward agency MBS contracts are included in investments trading on the Company’s consolidated balance sheets and unrealized losses on TBAs and other forward agency MBS contracts are included in trading securities sold, not yet purchased on the Company’s consolidated balance sheets. See note 10.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular time period, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as a derivative (as either a purchase commitment or sale commitment). The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  The Company will determine the fair value of the financial instrument using the methodologies described above.

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of ASC 820 have been applied), which are measured at fair value on a recurring basis as of December 31, 2024 and 2023.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,432	$10,118	N/A	N/A
U.S. Insurance JV (b)	2,825	N/A	N/A	N/A
	$9,257

	December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$4,783	$11,150	N/A	N/A
U.S. Insurance JV (b)	3,107	N/A	N/A	N/A
	$7,890

N/A – Not applicable.

(a)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium sized insurance and reinsurance companies.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments:

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2024 and December 31, 2023, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2024 and December 31, 2023, the Company had equity derivatives included in other investments at fair value of $73 and $1,447, respectively.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2024, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $852,450 and open TBA and other forward MBS sale agreements in the notional amount of $883,900. At December 31, 2023, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $592,000 and open TBA and other forward agency MBS sale agreements in the notional amount of $618,425.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time period, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  As of  December 31, 2024, the Company had open forward purchase commitments in the notional amount of $1,593 and open forward sales commitments in the notional amount of $0.  At December 31, 2023, the Company had no open forward purchase or sale commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2024 and 2023, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) presented in the consolidated balance sheets as of December 31, 2024 and 2023.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Classification	December 31, 2024	December 31, 2023
TBAs and other forward agency MBS	Investments-trading	$4,836	$7,470
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(4,050)	(6,719)
Equity derivatives	Other investments, at fair value	73	1,447
Share forward liabilities	Other investments sold, not yet purchased, at fair value	(470)	(24,645)
		$389	$(22,447)

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Income Statement Classification	2024	2023	2022
TBAs and other forward agency MBS	Revenues-net trading	$5,230	$3,933	$8,883
Equity derivatives	Principal transactions and other income (loss)	-	603	-
Share forward liabilities	Principal transactions and other income (loss)	22,871	108,084	-
		$28,101	$112,620	$8,883

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of ( $20,919) and ( $83,707) for the twelve months ended December 31, 2024 and 2023, respectively.

SFAs

The Company has engaged in several transactions known as SFAs. In a typical SFA transaction, the Company acquires an interest in a publicly traded company (referred to as the “SFA Counterparty”) through open market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or notes receivable. Upon acquiring these interests, the Company enters into an SFA derivative arrangement with the SFA Counterparty. In cases where the Company acquires its interests in the SFA Counterparty through open market purchases, the SFA generally requires an up-front payment to the Company from the SFA Counterparty. The amount of this payment equals the cost paid by the Company paid for those interests, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, the Company will utilize available cash on hand or available financing.

The SFA stipulates that the Company must make a payment to the SFA Counterparty on a certain maturity date. Depending on the terms of the SFA, this payment may be made in cash, by returning the acquired interests, or through a combination of both. In some cases, the SFA requires the payment to be made exclusively in cash.

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

SFAs also impose various obligations on the SFA Counterparty, that   may include registering a predetermined number of the interests in the SFA Counterparty (subject to the SFA) with the SEC, maintaining a listing of the SFA Counterparty securities on a national exchange, and/or that the closing price of the SFA Counterparty’s shares on the public exchange does not fall below a predetermined price for a specific period of time. If any of these SFA Counterparty obligations are breached or not satisfied, the Company  may have the right to terminate the SFA early and accelerate the payment of the Maturity Consideration upon termination. The SFAs provide the right of set off in the case of Maturity Consideration, thereby allowing the Company to keep the interests it holds in the SFA Counterparty and offset the Maturity Consideration it is owed following termination of the applicable SFA.

The Company accounts for SFA transactions as follows:

●

The interests in public companies that it owns are carried at fair value. Refer to note 9 for further details on determining the fair value of unrestricted common shares, restricted common shares, equity derivatives, or note receivable.

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

The following table shows the carrying value of the assets and liabilities of SFA transactions as of the reporting period dates.

SHARE FORWARD ARRANGEMENTS

(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Equity securities	$470	$26,079
Equity derivatives	-	1,447
Notes receivable	-	6,278
Share forward liabilities	-	(24,645)
Net fair value of share forward arrangements	$470	$9,159

The Company entered into SFAs primarily through its consolidated subsidiary, Vellar GP.  See note 31 for discussion of sale of the Company's interest in Vellar GP subsequent to year end. Therefore, the Company does not expect to have significant SFA activity in the future.

11. COLLATERALIZED SECURITIES TRANSACTIONS

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

As of December 31, 2024, the Company had liquidated all of the collateral residential mortgage loans. As of December 31, 2023, the Company held $3,113 of collateral residential mortgage loans. The loans were carried at fair value and included in investments-trading in the consolidated balance sheets.

During the year ended December 31, 2022, the Company recorded a gross loss of $5,454 in connection with the FGMC reverse repo.  Of the $5,454 loss, $5,244 was recorded as a reduction in net trading revenue and $210 was recorded in professional fees and other operating expenses in the Company's statement of operations.  The Company has filed an unsecured claim under bankruptcy proceedings related to this loss but does not expect to receive a material recovery. To the extent any recovery is received, the Company will recognize it on a cash basis as received, as a component of net trading revenue. In connection with the loss, the Company recorded a reversal of accrued incentive compensation of $1,753.  During the year ended December 31, 2022, the net impact to earnings was $3,701. During the years ended December 31, 2023 and 2024, the Company recorded additional losses of $1,752 and $4, respectively, which were included as a component of net trading revenue related to the decline in fair value of the remaining collateral.

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

The gestation repo business has been, and continues to be, concentrated as to reverse repo counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2024 and 2023, the Company’s gestation reverse repos shown in the tables below represented balances from 7 and 7 counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

Repo Information

As of  December 31, 2024 and 2023, the Company held reverse repos of $668,259 and $408,408, respectively, and the fair value of securities and cash received as collateral under reverse repos was $673,684 and $415,057, respectively.

As of  December 31, 2024 and 2023, the Company had repos of $695,966 and $408,203, respectively, and the fair value of securities pledged as collateral under repos was $700,202 and $415,057 respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

The total net revenue earned by the Company on its gestation repo business (net interest and fee revenue) was $15,151, $16,068, and $30,595, for the years ended December 31, 2024, 2023, and 2022, respectively.

ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.   The Company presents all repo and reverse repo transactions as well as counterparty cash collateral (see note 17) on a gross basis even if the underlying netting conditions are met.  The amounts in the table below are presented on a gross basis.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see notes 7 and 17) are subject to master netting arrangements.

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2024

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$667,548	$-	$-	$667,548
SBA loans	28,418	-	-	-	28,418
	$28,418	$667,548	$-	$-	$695,966

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$668,259	$-	$-	$668,259

The weighted average interest rate of the repurchase agreements outstanding as of  December 31, 2024 was 5.18%. The weighted average interest rate of the reverse repurchase agreements outstanding as of December 31, 2024 was 5.81%.

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

The weighted average interest rate of the repurchase agreements outstanding as of December 31, 2023 was 6.1%. The weighted average interest rate of the reverse repurchase agreements outstanding as of December 31, 2023 was 6.87%.

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

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Insurance SPAC III	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
December 31, 2021	$4,543	$5,600	$38,095	$48,238
Investments / advances	1,355	-	1,259	2,614
Distributions / repayments	-	-	(77)	(77)
Reclasses to (from)	-	-	(20,915)	(20,915)
Earnings / (loss) realized	(5,898)	(70)	(14,963)	(20,931)
December 31, 2022	-	5,530	3,399	8,929
Investments / advances	-	-	1,896	1,896
Distributions / repayments	-	-	(2,091)	(2,091)
Reclasses to (from)	-	-	(10,102)	(10,102)
Earnings / (loss) realized	-	334	15,275	15,609
December 31, 2023	-	5,864	8,377	14,241
Investments / advances	-	-	236	236
Distributions / repayments	-	-	(1,026)	(1,026)
Reclasses to (from)	-	-	(11,725)	(11,725)
Earnings / (loss) realized	-	(759)	22,463	21,704
December 31, 2024	$-	$5,105	$18,325	$23,430

Insurance SPAC III represents the Company's consolidated subsidiaries' equity method investments in  INSU Acquisition Corp. III, which completed its IPO in December 2020 and was liquidated in December 2022 without completing a business combination within the required time period.

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

	December 31, 2024	December 31, 2023
Total Assets	$620,512	$628,495

Liabilities	$317,160	$329,661
Equity allocable to the controlling interest	303,227	298,709
Noncontrolling interest	125	125
Total Equity	303,352	298,834
Total Liabilities & Equity	$620,512	$628,495

	Year Ended December 31,
	2024	2023	2022

Net income/(loss)	$19,618	$17,858	$(100,481)
Net income/(loss) attributable to the investee	$19,603	$17,843	$(100,495)

13. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
AFN	$109	$109
Goodwill	$109	$109

The annual impairment testing date for AFN goodwill is October 1. The first testing date following the AFN Merger was October 1, 2010. The Company determined the goodwill was not impaired as of 2024, 2023, and 2022. The Company concluded there was no triggering event for the goodwill related to AFN.

14. LEASES

As of December 31, 2024, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 9.4 years.  The weighted average discount rate for the leases was 5.95%. Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

December 31, 2024
2025	$2,051
2026	2,437
2027	2,458
2028	2,471
2029	2,400
Thereafter	10,274
Total	22,091
Less imputed interest	(5,516)
Lease obligation	$16,575

During the twelve months ended December 31, 2024 and 2023, total cash payments of $1,948 and $2,700, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

In December 2023, the Company executed a second amendment ("Second Lease Amendment") to its 3 Columbus Circle LLC original lease agreement. The Second Lease Amendment provided for the Company to lease additional space in the building in conjunction with surrendering certain currently occupied premises. The Second Lease Amendment provided for the landlord, at its sole cost and expense and without charge to the Company, to perform certain work expressly set forth in the Second Lease Amendment. The commencement date for the new lease is defined in the Second Lease Amendment as the date the landlord delivers to the Company the additional space as defined in the Second Lease Amendment with the landlord's work substantially complete, which occurred in the fourth quarter of 2024.  The cash flow payments and related lease liability pertaining to the Second Lease Amendment are included in the table and amounts presented above.  See note 28.

15. OTHER ASSETS

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Deferred costs	$93	$-
Prepaid expenses	2,305	1,328
Prepaid income taxes	-	235
Deposits	714	730
Furniture, equipment, and leasehold improvements, net	1,975	1,282
Intangible assets	166	166
Other assets	$5,253	$3,741

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

16. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, were as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

	Estimated Useful Lives (In Years)	December 31, 2024	December 31, 2023
Furniture and equipment	3 to 5	$4,150	$3,448
Leasehold improvements	5 to 10	756	560
		4,906	4,008
Accumulated depreciation		(2,931)	(2,726)
Furniture, equipment, and leasehold improvements, net		$1,975	$1,282

For the year ended December 31, 2024, the Company wrote-off fully depreciated furniture, equipment, and leasehold improvements of $350.

The Company recognized depreciation and amortization expense of $556, $563, and $557 for the years ended December 31, 2024, 2023, and 2022, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

17. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Accounts payable	$812	$1,180
Redeemable financial instrument accrued interest	-	90
Accrued income tax	284	-
Accrued interest payable	651	474
Accrued interest on securities sold, not yet purchased	225	725
Payroll taxes payable	2,056	2,118
Cash collateral held from repo and or reverse repo counterparties	3,930	-
Accrued expense and other liabilities	2,955	3,528
Accounts payable and other liabilities	$10,913	$8,115

The redeemable financial instrument accrued interest represents accrued interest on the JKD Capital Partners I LTD redeemable financial instruments.  See notes 19 and 20.

Cash collateral from repo and or reverse repo counterparties represents collateral received by the Company, which is owed back to reverse repurchase agreement counterparties. When the Company enters into a reverse repo, the Company obtains collateral in excess of the principal of the reverse repo.  The Company accepts collateral in the form of liquid securities or cash.  To the extent the Company receives cash collateral, the Company includes it as a component of other liabilities in the table above.  See note 11.

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

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$59	$27
Other receivables	19	-
Receivables from brokers, dealers, and clearing agencies	2,154	461
Other investments, at fair value	5,680	34,129
Investment in equity method affiliates	15,881	2,638
Accounts payable and other liabilities	(4)	-
Other investments sold, not yet purchased	(1,591)	(24,396)
Non-controlling interest	(11,460)	(9,604)
Investment in consolidated VIEs	$10,738	$3,255

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in the consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are unconsolidated investments in several VIEs.  In each case, the Company determined that it was not the primary beneficiary. The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  December 31, 2024 and 2023, there were $10,118 and $11,150, respectively, of unfunded investment commitments to VIEs in which the Company has invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the years ended December 31, 2024 and 2023, and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2024 and 2023.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 20) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2024 and 2023.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Other investments, at fair value	$10,822	$20,499
Investments in equity method affiliates	2,446	5,739
Maximum Exposure	$13,268	$26,238

19.  REDEEMABLE FINANCIAL INSTRUMENTS

Redeemable financial instruments consisted of the following.

REDEEMABLE FINANCIAL INSTRUMENTS
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
JKD Investor	$-	$7,868
	$-	$7,868

JKD Investor

On October 3, 2016, the Operating LLC entered into the JKD Investment Agreement by and between the Operating LLC and JKD Investor, pursuant to which JKD Investor agreed to invest up to $12,000 in the Operating LLC, $6,000 of which was invested upon the execution of the JKD Investment Agreement, an additional $1,000 was invested in January 2017, and an additional $1,268 was invested in January 2019. The JKD Investor is owned by Jack J. DiMaio, the vice chairman of the board of directors, and his spouse. The JKD Investment Agreement was amended on March 6, 2019 and again on February 13, 2023.

In exchange for the JKD Investment, the Operating LLC agreed to pay to JKD Investor during the term of the JKD Investment Agreement an amount equal to 50% of the difference between (i) the revenues generated during a quarter by the activities of the Institutional Corporate Trading Business of JVB (as defined in the JKD Investment Agreement, as amended) and (ii) certain expenses incurred by such Institutional Corporate Trading Business. This JKD Investment Return was recorded monthly as interest expense or (interest income) with the related accrued interest recorded in accounts payable and other accrued liabilities. If the return was negative in an individual quarter, it would reduce the balance of the JKD Investment.  Payments on the JKD Investment Return were made on a quarterly basis.

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

Pursuant to the terms and conditions of the Redemption Agreement, the Operating LLC (i) paid to JKD Investor $2,573 of the outstanding amount in cash, and (ii) issued to JKD Investor the 2024 Note in the aggregate principal amount of $5,146 representing the remaining balance of the JKD Investment. See note 20.

The Redemption Agreement contains customary representations and warranties on the part of each of the Operating LLC and JKD Investor.

See note 4 for additional information regarding the Redemption Agreement and the 2024 Note.

20. DEBT

DETAIL OF DEBT
(Dollars in Thousands)

Description	December 31, 2024	December 31, 2023	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2024 Note")	$5,146	$-	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	8.85%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	9.02%	March 2035
Less unamortized discount	(22,867)	(22,909)
	25,258	25,216
Byline Credit Facility	-	-	Variable	N/A	June 2025
Total	$34,904	$29,716

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2024 on a combined basis was 20.55% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

The 2024 Note and the payment of all principal, interest and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the 2024 Note) of the Operating LLC outstanding as of and issued following September 1, 2024. Pursuant to the 2024 Note, following September 1, 2024, the Operating LLC  may not incur any Indebtedness that is a senior obligation to the 2024 Note. See notes 4 and 19.

The 2020 Note

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

The Amended and Restated Note accrued interest on the unpaid principal amount from January 31, 2022 until maturity at a rate equal to 10% per year. Interest on the Amended and Restated Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, which commenced on April 1, 2022. Under the Amended and Restated Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under the Amended and Restated Note and for so long as such Event of Default continues, all principal, interest and other amounts payable under the Amended and Restated Note will bear interest at a rate equal to 11% per year.  The Amended and Restated Note could not be prepaid in whole or in part prior to January 31, 2023. The Amended and Restated Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2023 without the prior written consent of the holder and without penalty or premium.

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

Byline Bank Line of Credit

On October 28, 2020, the Company entered into an unsecured line of credit with Byline Bank, as lender, and JVB, as borrower (the "Byline Credit Facility").  From October 28, 2020 to June 18, 2024, the Company and Byline Bank have entered into several amendments that changed the terms such as: (i) interest rate; (ii) total line of credit; (iii) financial covenants; and (iv) maturity dates.  During that period, the Company complied with all financial covenants and all payment terms of the Byline Credit Facility and there were no defaults or events of default, thereunder during the period.

Effective as of December 31, 2024, the Byline Credit Facility consisted of a single $15,000 unsecured line of credit under which JVB is the borrower and which is guaranteed by the Company, the Operating LLC, JVB Holdings, JVB, and C&Co PrinceRidge Holdings, LP. On June 18, 2024, the Operating LLC and Byline Bank entered into the Second Amendment to Third Amended and Restated Loan Agreement, pursuant to which both the maturity date and the final date upon which loans can be made under the Byline Credit Facility were extended from June 18, 2024 to June 18, 2025.

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

The Company is subject to the following financial covenants in the Byline Credit Facility.  As of December 31, 2024 and 2023, the Company was in compliance with all of the following  financial covenants.

1.	JVB’s tangible net worth as defined must exceed $70,000.
2.	JVB's excess net capital as defined in Rule 15c3-1 must exceed $40,000.
3.	The total amount drawn on the facility must not exceed 25% of JVB's tangible net worth as defined.

As of  December 31, 2024 and 2023, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants, thereunder.

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

The Company recognized interest expense from deferred financing costs of $76, $222, and $185 for the years ended December 31, 2024, 2023, and 2022, respectively.

Interest Expense, Net

Interest expense incurred is shown in the table below by instrument for the years ended December 31, 2024, 2023, and 2022.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Junior subordinated notes	$4,695	$5,247	$3,442
2020/2024 Notes	740	450	458
2017 Convertible Note	-	-	327
Byline Credit Facility	76	338	247
Redeemable Financial Instrument - JKD Capital I LTD	310	491	508
	$5,821	$6,526	$4,982

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2024 and 2023.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2024 and 2023.

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Daniel G. Cohen, the Company’s executive chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2024. The Series E Preferred Stock held by Daniel G. Cohen gives him the same voting rights he would have if all of the Operating LLC units of membership interests held by him were exchanged for Common Stock on a ten for one basis and effectively gives him voting rights at the Company in the same proportion as his economic interest (as his units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 10.4% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2024 (in addition to the voting power he holds through his common share ownership and Series F Preferred Stock (defined below).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Daniel G. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2024, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible (“Series F Preferred Stock”).  In conjunction with a previously disclosed securities purchase agreement, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Corporation is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one (1) vote for every ten (10) shares of Series F Preferred Stock on each matter submitted to the Holders for their vote.  The Series F Preferred Stock held by Daniel G. Cohen and the DGC Trust give them the same voting rights they would have if all of the Operating LLC units of membership interests held by each were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen and the DGC Trust voting rights at the Company in the same proportion as their economic interest (as units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series F Preferred Stock effectively enable Daniel G. Cohen and the DGC Trust to exercise approximately 46.9% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2024 (in addition to the voting power held through his common share ownership and Series E Preferred Stock ownership).  As of December 31, 2024, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.

Together, the Series E and Series F Preferred Stock enables Daniel G. Cohen and the DGC Trust to exercise approximately 57.3% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2024, in addition to the voting power held through Mr. Cohen’s common share ownership.

Stockholder Rights Plan

On January 2, 2024, the Company entered into a Section 382 Rights Agreement (the “Rights Agreement”) between the Company and Computershare Inc., as rights agent (the “Rights Agent”).

The Rights Agreement provides for a distribution of one preferred stock purchase right (each, a “Right,” and collectively, the “Rights”) for each share of the Company’s Common Stock outstanding to stockholders of record at the close of business on January 16, 2024 (the “Record Date”). Each Right entitles the registered holder thereof to purchase from the Company a unit (a “Unit”) consisting of one ten-thousandth of a share of the Company’s Series C Junior Participating Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a purchase price of $100.00 per Unit (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

The Company’s board of directors adopted the Rights Agreement in an effort to protect stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its carryforward (net operating loss, “NOL”, and net capital loss, “NCL”) deferred tax assets (the “deferred tax assets”) to reduce potential future federal income tax obligations. The Company has experienced substantial operating and capital losses, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce the Company’s federal income tax liability, subject to certain requirements and restrictions. To the extent that the deferred tax assets do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of deferred tax assets, and therefore these deferred tax assets could be a substantial asset to the Company. However, if the Company experiences an “Ownership Change,” as such term is defined in Section 382 of the Code, its ability to use the deferred tax assets will be substantially limited, and the timing of the usage of the deferred tax assets could be substantially limited and/or delayed, which could therefore significantly impair the value of those assets.

The Rights attached to all Common Stock certificates representing shares then outstanding and in the case of uncertificated shares of Common Stock registered in book entry form (“Book Entry Shares”) by notation in book entry (which certificates for Common Stock and Book Entry Shares shall be deemed also to be certificates for Rights), and no separate Rights certificates will be distributed.

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

During the year ended December 31, 2024, the Company sold 13,500 shares in the open market pursuant to the Equity Agreement for a total net sale price of $154. No shares were sold under the Equity Agreement during the years ended December 31, 2023 and 2022.

Dividends and Distributions

During the years ended December 31, 2024 and 2023, the Company paid cash dividends of $1.00 per common share, respectively. During the year ended December 2022, the Company paid cash dividends of $1.75, which included a special cash dividend of $0.75 per share paid on April 5, 2022.

In the aggregate, during 2024, 2023, and 2022, the Company paid cash dividends on its outstanding Common Stock in the amount of $1,873, $1,750, and $2,558, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2024, 2023, and 2022, the Company paid cash distributions of $4,819, $4,344, and $6,485, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

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

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes share transactions that occurred in stockholders’ equity during the years ended December 31, 2024, 2023, and 2022.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2021	1,331,150	366,293	1,697,443
Issuance as equity-based compensation	-	92,400	92,400
Vesting of shares	117,634	(117,634)	-
Shares withheld for employee taxes	(15,501)	-	(15,501)
December 31, 2022	1,433,283	341,059	1,774,342
Issuance as equity-based compensation	-	143,900	143,900
Vesting of shares	113,301	(113,301)	-
Shares withheld for employee taxes	(20,328)	-	(20,328)
Forfeiture / cancellation of restricted stock	-	(4,167)	(4,167)
December 31, 2023	1,526,256	367,491	1,893,747
Issuance of shares	13,500	-	13,500
Issuance as equity-based compensation	-	153,125	153,125
Vesting of shares	114,491	(114,491)	-
Shares withheld for employee taxes	(26,195)	-	(26,195)
Units exchanged for shares	7,209	-	7,209
Forfeiture / cancellation of restricted stock	-	(1,334)	(1,334)
December 31, 2024	1,635,261	404,791	2,040,052

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

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Cohen & Company Inc.	Daniel G. Cohen	DGC Trust	Others	Total
December 31, 2021	13,311,494	18,605,315	9,880,268	72,098	41,869,175
Issuance of Units under UIS Agreement, net	1,021,330	-	-	-	1,021,330
Vesting of units	-	751,540	-	-	751,540
Issuance of units under 2017 Convertible Note	-	-	10,344,827	-	10,344,827
December 31, 2022	14,332,824	19,356,855	20,225,095	72,098	53,986,872
Issuance of Units under UIS Agreement, net	929,730	-	-	-	929,730
Vesting of units	-	967,830	-	470,330	1,438,160
Redemption of convertible non-controlling interest units	-	(479,380)	-	(470,330)	(949,710)
December 31, 2023	15,262,554	19,845,305	20,225,095	72,098	55,405,052
Issuance of Units under UIS Agreement, net	1,090,048	-	-	-	1,090,048
Vesting of units	-	940,669	-	540,663	1,481,332
Redemption of convertible non-controlling interest units	-	(443,474)	-	(555,389)	(998,863)
December 31, 2024	16,352,602	20,342,500	20,225,095	57,372	56,977,569

The following table presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2024	2023	2022
Net income / (loss) attributable to Cohen & Company Inc.	$(129)	$(5,113)	$(13,389)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	679	636	(338)
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$550	$(4,477)	$(13,727)

Detail of Non-Controlling Interest

The Company has two major categories of non-controlling interest.  Convertible non-controlling interest represents the portion of the Operating LLC not owned by the Company.  The convertible non-controlling interest is exchangeable in certain circumstances into Common Stock.  Non-convertible non-controlling interest represents the portion of various subsidiaries of the Operating LLC that are not wholly owned by the Operating LLC.  The non-convertible non-controlling interest is not exchangeable into Common Stock.

ROLLFORWARD OF NON-CONTROLLING INTERESTS
(Dollars in Thousands)

	Operating LLC	Insurance SPACs Sponsor Entities	Other Consolidated Subsidiaries	Total
December 31, 2021	$57,628	$4,808	$27,056	$89,492
Non-controlling interest share of (loss)	(22,078)	(4,808)	(18,395)	(45,281)
Other comprehensive income	(152)	-	-	(152)
Acquisition / (surrender) of additional units of consolidated subsidiary	334	-	-	334
Equity-based compensation	3,181	-	-	3,181
Shares withheld for employee taxes	(158)	-	-	(158)
Dividends/distributions to convertible non-controlling interest	(6,485)	-	-	(6,485)
Convertible non-controlling interest investment	15,000	-	-	15,000
Non-convertible non-controlling interest investment	-	-	9	9
Non-convertible non-controlling interest distributions	-	-	(8,653)	(8,653)
December 31, 2022	$47,270	$-	$17	$47,287
Non-controlling interest share of (loss)	(4,078)	-	19,590	15,512
Other comprehensive income	61	-	-	61
Acquisition / (surrender) of additional units of consolidated subsidiary	(622)	-	-	(622)
Equity-based compensation	3,184	-	-	3,184
Shares withheld for employee taxes	(127)	-	-	(127)
Dividends/distributions to convertible non-controlling interest	(4,344)	-	-	(4,344)
Redemption of convertible non-controlling interest units	(834)	-	-	(834)
Non-convertible non-controlling interest investment	-	-	39	39
Non-convertible non-controlling interest distributions	-	-	(10,041)	(10,041)
December 31, 2023	$40,510	$-	$9,605	$50,115
Non-controlling interest share of (loss)	(357)	-	8,675	8,318
Other comprehensive income	(119)	-	-	(119)
Acquisition / (surrender) of additional units of consolidated subsidiary	(664)	-	-	(664)
Equity-based compensation	3,336	-	-	3,336
Shares withheld for employee taxes	(135)	-	-	(135)
Dividends/distributions to convertible non-controlling interest	(4,819)	-	-	(4,819)
Redemption of convertible non-controlling interest units	(659)	-	-	(659)
Non-convertible non-controlling interest distributions	-	-	(6,818)	(6,818)
December 31, 2024	$37,093	$-	$11,462	$48,555

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

22. EQUITY-BASED COMPENSATION

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, membership units of consolidated sponsor entities and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2024 was $7,835 and the weighted average period of time over which this expense will be recognized is approximately 1.6 years.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	2022
Equity-based compensation expense	$4,668	$4,391	$4,390
Non equity-based compensation expense	51,720	47,701	45,900
Total compensation and benefits	$56,388	$52,092	$50,290

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY-BASED COMPENSATION BY PLAN
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	2022
Restricted Stock or Units - 2020 Plan	$4,668	$4,391	$4,369
Restricted Stock or Units - 2006/2010 Plans	-	-	21
Total equity-based compensation expense	$4,668	$4,391	$4,390

The Company’s 2020 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units, and Stock Options

On April 7, 2020, the board of directors of the Company adopted a long-term incentive plan (the “2020 Long Term Incentive Plan”), which was approved by the Company’s stockholders at the Company’s annual meeting on June 18, 2020. On April 1, 2021 and June 9, 2021, the board of directors and the Company stockholders, respectively, approved Amendment No. 1 to the 2020 Long-Term Incentive Plan, which increased the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan from 600,000 shares of common stock to 1,200,000 shares of common stock. On March 28, 2022 and June 2, 2022, the board of directors and the Company stockholders, respectively, approved Amendment No. 2, which increased the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan, as amended, from 1,200,000 shares of common stock to 1,900,000 shares of common stock.  As of  December 31, 2024, 385,400 shares remain available to be issued under the Company's 2020 Long-term Incentive Plan. No award may be granted under the 2020 Long Term Incentive Plan after April 7, 2030.

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

RESTRICTED STOCK - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	366,293	$16.80
Granted	92,400	11.13
Vested	(117,634)	14.08
Unvested at December 31, 2022	341,059	16.17
Granted	143,900	7.57
Vested	(113,301)	17.18
Forfeiture	(4,167)	(11.65)
Unvested at December 31, 2023	367,491	12.54
Granted	153,125	8.91
Vested	(114,491)	13.97
Forfeiture	(1,334)	8.81
Unvested at December 31, 2024	404,791	$10.79

OPERATING LLC RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	6,871,030	$1.46
Granted	422,000	1.93
Vested	(751,540)	0.85
December 31, 2022	6,541,490	1.35
Granted	422,000	0.68
Vested	(1,438,160)	1.97
Unvested at December 31, 2023	5,525,330	1.82
Granted	422,000	1.02
Vested	(1,481,332)	1.87
Unvested at December 31, 2024	4,465,998	$1.73

During the years ended December 31, 2024, 2023, and 2022, the total fair value of all equity awards vested in each year based on the fair market value of the Common Stock on the vesting date was $1,940, $2,249, and $2,899, respectively.

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

SPONSOR ENTITY MEMBERSHIP UNITS - PERFORMANCE BASED VESTING

	Membership Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	1,732,500	$9.97
Granted	-	-
Vested	-	-
Forfeited	(1,732,500)	9.97
December 31, 2022	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2023	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2024	-	$-

During the years ended December 31, 2024, 2023, and 2022, the total fair value of all equity awards vested in each year based on the fair market value of the membership units on the vesting date was $0, $0, and $0, respectively.

23. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. The components of income tax expense (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	2022
Current income tax expense (benefit)
Federal income tax expense (benefit)	$-	$-	$-
Foreign income tax expense (benefit)	118	120	198
State and local income tax expense (benefit)	230	71	17
	348	191	215
Deferred income tax expense (benefit)
Federal income tax expense (benefit)	(1)	3,205	4,634
Foreign income tax expense (benefit)	-	-	-
State and local income tax expense (benefit)	(676)	2,149	(55)
	(677)	5,354	4,579

Total	$(329)	$5,545	$4,794

The components of income (loss) before income taxes are shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	2022
Domestic	$7,220	$15,705	$(54,749)
Foreign	640	239	873
Total	$7,860	$15,944	$(53,876)

The Company had prepaid taxes of $0 and $235 in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

The expected income tax expense /(benefit) using the federal statutory rate differs from income tax expense / (benefit) pertaining to pre-tax income / (loss) as a result of the following for the years ended December 31, 2024, 2023, and 2022.

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	2022
Federal statutory rate	$1,650	$3,348	$(11,314)
Pass through impact	(1,746)	(3,257)	9,509
Deferred tax valuation allowance and other	95	3,114	6,439
State and local tax	(446)	2,220	143
Foreign tax	118	120	17
Total	$(329)	$5,545	$4,794

Deferred tax assets and liabilities are determined based on the difference between the book basis and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	December 31, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carryforward	$19,434	$-	$19,434	$20,256	$-	$20,256
State and local net operating loss carryforward	4,293	-	4,293	3,862	-	3,862
Federal capital loss carryforward	12,020	-	12,020	12,567	-	12,567
Disallowed interest expense carryforward	885	-	885	925	-	925
Unrealized gain on debt	-	(5,712)	(5,712)	-	(5,716)	(5,716)
Investment in Operating LLC	13,141	-	13,141	13,225	-	13,225
Other	1,000	(5)	995	306	252	558
Gross deferred tax asset / (liability)	50,773	(5,717)	45,056	51,141	(5,464)	45,677
Less: valuation allowance	(42,799)	-	(42,799)	(44,097)	-	(44,097)
Net deferred tax asset / (liability)	$7,974	$(5,717)	$2,257	$7,044	$(5,464)	$1,580

As of December 31, 2024, the Company had a federal net operating loss (“NOL”) of approximately $92,543, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $57,239 as of December 31, 2024, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2024. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carry forwards.

The Company has determined that its NOL and NCL carry forwards are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.  If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs, and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.  See discussion of stockholder rights plan in note 21.

Notwithstanding the fact that the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a substantial portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2024.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of the Company's business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction the income will be generated in.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  The Company recorded deferred tax expense in 2023 and 2024 because expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward assets.  Because of the magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments will likewise result in material amounts of deferred tax benefit or expense going forward.

The Company files tax returns in the U.S. federal jurisdiction, various states or local jurisdictions, and France. With few exceptions, the Company is no longer subject to examination for years prior to 2018.

The Company applies ASC 740-10 in determining uncertain tax positions. The Company has evaluated its tax positions under this criteria and has determined that as of December 31, 2024 and 2023 it has not taken any material uncertain tax positions that would require adjustment to the financial statements.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) ("AOCI")

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).  AOCI consists solely of foreign currency items.

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2021	$(905)	$-	$(905)
Change in foreign currency items	(54)	-	(54)
Other comprehensive income / (loss), net	(54)	-	(54)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	4	-	4
December 31, 2022	(955)	-	(955)
Change in foreign currency items	25	-	25
Other comprehensive income / (loss), net	25	-	25
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(14)	-	(14)
December 31, 2023	(944)	-	(944)
Change in foreign currency items	(48)	-	(48)
Other comprehensive income / (loss), net	(48)	-	(48)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(15)	-	(15)
December 31, 2024	$(1,007)	$-	$(1,007)

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

The following tables shows the actual net capital for JVB and actual net liquid capital for CCFESA as compared to the required amounts for the periods indicated.

STATUTORY NET CAPITAL REQUIREMENTS
(Dollars in thousands)

	December 31, 2024
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$48,414	$250	$48,164
CCFESA	1,574	643	931
Total	$49,988	$893	$49,095

	December 31, 2023
	Actual Net Capital or Liquid Capital	Amount Required	Excess
JVB	$49,878	$250	$49,628
CCFESA	1,761	685	1,076
Total	$51,639	$935	$50,704

26. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2024	2023	2022
Net income / (loss) attributable to Cohen & Company Inc.	$(129)	$(5,113)	$(13,389)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	(357)	-	-
Add / (deduct): Adjustment (2)	33	-	-
Net income / (loss) on a fully converted basis	$(453)	$(5,113)	$(13,389)

Weighted average common shares outstanding - Basic	1,614,897	1,513,469	1,420,383
Unrestricted Operating LLC units of membership interests exchangeable into Cohen & Company Inc. shares (1)	4,060,719	-	-
Restricted units or shares	-	-	-
Weighted average common shares outstanding - Diluted	5,675,616	1,513,469	1,420,383

Net income / (loss) per common share - Basic	$(0.08)	$(3.38)	$(9.43)

Net income / (loss) per common share - Diluted (3)	$(0.08)	$(3.38)	$(9.43)

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

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2024	2023	2022
2017 Convertible Note	-	-	224,138
Restricted Common Stock	59,655	9,060	18,182
Restricted Operating LLC units	22,977	4,010,179	3,735,004
	82,632	4,019,239	3,977,324

27. RESERVE REQUIREMENTS

As of December 31, 2024 and 2023, JVB claimed exemptions to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 under two separate exemptions.  First, JVB does not carry securities accounts for its customers or perform custodial functions relating to customer securities and, therefore, qualifies for an exemption under Rule 15c3-3(k)(2)(ii).  Second, JVB qualifies for an exemption under Footnote 74 of the SEC Release No. 34-70073 because it limits its business activities to certain activities allowed under this exemption and it does not hold customer funds or securities, carry customer accounts, and does not carry PAB accounts.

28. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under lease agreements. As of December 31, 2024, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2025	$3,310	$(26)	$3,284
2026	2,612	-	2,612
2027	2,458	-	2,458
2028	2,471	-	2,471
2029	2,400	-	2,400
2030 and thereafter	10,275	-	10,275
	$23,526	$(26)	$23,500

Rent expense for the years ended December 31, 2024, 2023, and 2022 was $2,724, $2,538, and $2,522, respectively, and was included in business development, occupancy, and equipment expense in the consolidated statements of operations.  Rent expense was recorded net of sublease income of $92, $94, and $102 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

29. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company operates within three business segments: Capital Markets, Asset Management, and Principal Investing. See note 1.  The Company's chief executive officer is the chief operating decision-maker (“CODM”) and is responsible for allocating resources and assessing the performance of the business segments.  The CODM relies on enterprise net income / (loss) to allocate resources because it provides insight into profitability for the entire enterprise including the convertible non-controlling interest but excluding non-convertible non-controlling interest.   The CODM uses enterprise net income / (loss) in the annual budgeting and forecasting process.  The CODM considers budget to actual variances on a monthly basis when making allocation decisions.

The Company’s business segment information was prepared in a manner consistent with the internal reporting provided to the CODM and represents the information that is relied upon by management in its decision-making processes. Revenues and expenses directly associated with each business segment are included in determining net income / (loss) by segment.

Beginning with this Annual Report on Form 10-K, the Company presents principal transactions gains and losses that relate to financial instruments that the Company received through CCM's activities as part of the Capital Markets segment with all other principal transactions gains and losses included in the Principal Investing segment. Prior to this report, all principal transactions gains and losses were included in the Principal Investing segment.  The Company recast all prior periods presented in this Annual Report on Form 10-K to be consistent.  The CODM evaluates the performance of the Capital Markets segment including the gains and losses on the financial instruments received through CCM's activities.

Interest expense in the table below includes non-operating interest expense.  Interest income and expense relating to operations is included in net trading revenue. See note 5. Indirect expenses (such as general and administrative expenses including executive and indirect overhead costs) not directly associated with specific business segments are not allocated to the business segments’ statements of operations.  See (1) below.

Beginning in 2024 annual reporting, the Company adopted ASU 2023-07 retrospectively. The following table sets forth our segment information of revenue, expenses, and income (loss) from operations.

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2024
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$36,409	$-	$-	$36,409	$-	$36,409
Asset management	-	9,009	-	9,009	-	9,009
New issue and advisory	63,422	-	-	63,422	-	63,422
Principal transactions	(22,644)	-	(10,240)	(32,884)	-	(32,884)
Other income	10	2,615	1,017	3,642	-	3,642
Total revenues	77,197	11,624	(9,223)	79,598	-	79,598
Compensation	42,536	6,059	1,648	50,243	1,477	51,720
Stock based compensation	575	144	-	719	3,949	4,668
Business development	1,377	250	14	1,641	641	2,282
Occupancy and equipment	2,976	213	-	3,189	1,146	4,335
Subscriptions, clearing, and execution	8,893	368	170	9,431	208	9,639
Professional fee and other operating	7,591	1,772	1,216	10,579	3,842	14,421
Depreciation and amortization	-	6	-	6	550	556
Total operating expenses	63,948	8,812	3,048	75,808	11,813	87,621
Operating income / (loss)	13,249	2,812	(12,271)	3,790	(11,813)	(8,023)
Interest income (expense)	(76)	-	-	(76)	(5,745)	(5,821)
Income from equity method affiliates	-	-	21,704	21,704	-	21,704
Income /(loss) before income taxes	13,173	2,812	9,433	25,418	(17,558)	7,860
Income tax expense (benefit)	-	-	-	-	(329)	(329)
Net income / (loss)	13,173	2,812	9,433	25,418	(17,229)	8,189
Less: Net income attributable to the non-convertible non-controlling interest of the Operating LLC	-	1	8,674	8,675	-	8,675
Enterprise net income /(loss)	13,173	2,811	759	16,743	(17,229)	(486)
Less: Net (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(357)	(357)
Net income / (loss) attributable to Cohen & Company Inc.	$13,173	$2,811	$759	$16,743	$(16,872)	$(129)

Other statement of operations data
Cash compensation as a percentage of revenue	55.10%	52.12%	(17.87)%	63.12%	N/A	64.98%
Operating income / (loss) as a percentage of revenue	17.16%	24.19%	(133.05)%	4.76%	N/A	(10.08)%
Net income / (loss) as a percentage of revenue	17.06%	24.19%	(102.28)%	31.93%	N/A	10.29%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	17.06%	24.18%	(8.23)%	21.03%	N/A	(0.16)%

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2023
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$30,926	$-	$-	$30,926	$-	$30,926
Asset management	-	7,337	-	7,337	-	7,337
New issue and advisory	28,264	-	-	28,264	-	28,264
Principal transactions	(4,312)	-	19,261	14,949	-	14,949
Other income	1	1,071	433	1,505	-	1,505
Total revenues	54,879	8,408	19,694	82,981	-	82,981
Compensation	30,641	5,777	2,335	38,753	8,948	47,701
Stock based compensation	515	106	-	621	3,770	4,391
Business development	741	268	23	1,032	383	1,415
Occupancy and equipment	2,560	202	-	2,762	1,027	3,789
Subscriptions, clearing, and execution	8,125	334	251	8,710	255	8,965
Professional fee and other operating	4,320	1,408	843	6,571	2,725	9,296
Depreciation and amortization	-	6	-	6	557	563
Total operating expenses	46,902	8,101	3,452	58,455	17,665	76,120
Operating income / (loss)	7,977	307	16,242	24,526	(17,665)	6,861
Interest income (expense)	(338)	-	-	(338)	(6,188)	(6,526)
Income from equity method affiliates	-	-	15,609	15,609	-	15,609
Income (loss) before income taxes	7,639	307	31,851	39,797	(23,853)	15,944
Income tax expense / (benefit)	-	-	-	-	5,545	5,545
Net income / (loss)	7,639	307	31,851	39,797	(29,398)	10,399
Less: Net income attributable to the non-convertible non-controlling interest of the Operating LLC	-	17	19,573	19,590	-	19,590
Enterprise net income/ (loss)	7,639	290	12,278	20,207	(29,398)	(9,191)
Less: Net (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(4,078)	(4,078)
Net income / (loss) attributable to Cohen & Company Inc.	$7,639	$290	$12,278	$20,207	$(25,320)	$(5,113)

Other statement of operations data
Cash compensation as a percentage of revenue	55.83%	68.71%	11.86%	46.70%	N/A	57.48%
Operating income / (loss) as a percentage of revenue	14.54%	3.65%	82.47%	29.56%	N/A	8.27%
Net income / (loss) as a percentage of revenue	13.92%	3.65%	161.73%	47.96%	N/A	12.53%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	13.92%	3.45%	62.34%	24.35%	N/A	(6.16)%

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2022
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Net trading	$40,009	$-	$-	$40,009	$-	$40,009
Asset management	-	9,004	-	9,004	-	9,004
New issue and advisory	24,721	-	-	24,721	-	24,721
Principal transactions	(3,075)	-	(27,556)	(30,631)	-	(30,631)
Other income	1	855	428	1,284	-	1,284
Total revenues	61,656	9,859	(27,128)	44,387	-	44,387
Compensation	31,919	7,480	1,086	40,485	5,415	45,900
Stock based compensation	515	132	-	647	3,743	4,390
Business development	582	529	22	1,133	450	1,583
Occupancy and equipment	2,722	168	-	2,890	603	3,493
Subscriptions, clearing, and execution	7,610	348	87	8,045	229	8,274
Professional fee and other operating	3,625	1,123	619	5,367	2,786	8,153
Depreciation and amortization	-	5	-	5	552	557
Total operating expenses	46,973	9,785	1,814	58,572	13,778	72,350
Operating income / (loss)	14,683	74	(28,942)	(14,185)	(13,778)	(27,963)
Interest income (expense)	(247)	-	-	(247)	(4,735)	(4,982)
(Loss) from equity method affiliates	-	-	(20,931)	(20,931)	-	(20,931)
Income before income taxes	14,436	74	(49,873)	(35,363)	(18,513)	(53,876)
Income tax expense / (benefit)	-	-	-	-	4,794	4,794
Net income /(loss)	14,436	74	(49,873)	(35,363)	(23,307)	(58,670)
Less: Net (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(23,203)	(23,203)	-	(23,203)
Enterprise net income /(loss)	14,436	74	(26,670)	(12,160)	(23,307)	(35,467)
Less: Net (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(22,078)	(22,078)
Net income (loss) attributable to Cohen & Company Inc.	$14,436	$74	$(26,670)	$(12,160)	$(1,229)	$(13,389)

Other statement of operations data
Cash compensation as a percentage of revenue	51.77%	75.87%	(4.00)%	91.21%	N/A	103.41%
Operating income / (loss) as a percentage of revenue	23.81%	0.75%	(106.69)%	(31.96)%	N/A	(63.00)%
Net income / (loss) as a percentage of revenue	23.41%	0.75%	(183.84)%	(79.67)%	N/A	(132.18)%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	23.41%	0.75%	(98.31)%	(27.40)%	N/A	(30.16)%

(1)

Unallocated includes certain expenses incurred by indirect overhead and support departments (such as the executive, finance, legal, information technology, human resources, risk, compliance, and other similar overhead and support departments). Some of the items not allocated include: (1) operating expenses (such as cash compensation and benefits, equity-based compensation expense, professional fees, travel and entertainment, consulting fees, and rent) related to support departments excluding certain departments that directly support the Capital Markets business segment; (2) interest expense on debt; and (3) income taxes. Management does not consider these items necessary for an understanding of the operating results of these business segments and such amounts are excluded in business segment reporting to the CODM.

BALANCE SHEET DATA
As of December 31, 2024
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$888,780	$7,371	$44,175	$940,326	$30,823	$971,149

Included within total assets:
Investments in equity method affiliates	$-	$-	$23,430	$23,430	$-	$23,430
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
As of December 31, 2023
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$683,426	$5,633	$69,117	$758,176	$14,585	$772,761

Included within total assets:
Investments in equity method affiliates	$-	$-	$14,241	$14,241	$-	$14,241
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)

Unallocated assets primarily include (1) amounts due from related parties; (2) furniture and equipment, net; and (3) other assets that are not considered necessary for an understanding of business segment assets and such amounts are excluded from business segment reporting to the CODM.

(2)	Goodwill and intangible assets are allocated to the Capital Markets and Asset Management business segments as indicated in the table above.

Geographic Information

The Company has conducted its business activities through offices in the following locations: (1) United States and (2) Europe and other. Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Total Revenues:
United States	$72,573	$77,532	$39,669
Europe & Other	7,025	5,449	4,718
Total	$79,598	$82,981	$44,387

Long-lived assets attributable to an individual country, other than the United States, are not material.  The Capital Markets segment has earned non-cash advisory revenue of $24,338, $18,248, and $7,416 in the years ended December 31, 2024, 2023, and 2023 respectively.

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

Interest paid by the Company on its debt and redeemable financial instruments was $6,014, $5,607, and $4,782 for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company paid income taxes of $60, $539, and $327 for the years ended December 31, 2024, 2023, and 2022, respectively, and received income tax refunds of $240, $96, and  $0, for the years ended December 31, 2024, 2023, and 2022, respectively.

In 2024, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•	The Company net received units of membership interest in the Operating LLC. The Company recognized a net increase in additional paid-in capital of $679, a net decrease in AOCI of $15, and a decrease in non-controlling interest of $664. See note 21.
•	The Company recorded a net decrease in investments in equity method affiliates of $14,586, a net increase in other investments, at fair value of $14,586, and an increase of $2,861 in other investments, sold not purchased resulting from an in-kind distribution from an equity method affiliate.
•	In connection with the Redemption Agreement, the Company recorded a reduction in the redeemable financial instrument of $5,146 and a corresponding increase of $5,146 in debt resulting from the issuance of the 2024 Note.

In 2023, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•

The Company net surrendered units of membership interests in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $636, a net decrease of $14 in AOCI, and a decrease of $622 in non-controlling interest.  See note 21.

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

31. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2024, 2023, and 2022. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

Effective September 1, 2024, JKD Investor and the Operating LLC entered into the Redemption Agreement, which terminated the JKD Investment Agreement in its entirety and resulted in the full redemption of the redeemable financial instrument. Pursuant to the Redemption Agreement, the Company issued to JKD Investor the 2024 Note in the principal amount of $5,146. The interest incurred on the 2024 Note is disclosed in the table below. See notes 4, 19, and 20.

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

B. DGC Trust

DGC Trust has been identified as a related party because Daniel G. Cohen's children are the beneficiaries of the trust and the trust was established by Daniel G. Cohen, executive chairman of the Company’s board of directors and executive chairman of the Operating LLC’s board of managers. Daniel G. Cohen does not have any voting or dispositive control of securities held in the interest of the trust.  Pursuant to the DGC Trust’s governing documents, Daniel G. Cohen has the ability to acquire at any time any of the DGC Trust’s assets, including the units of membership interests, by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust. In March 2017, the 2017 Convertible Note was issued to DGC Trust.  The Company incurred interest expense on the 2017 Convertible Note which is included in the table below.

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

The Company has a sublease agreement as sub-lessor for certain office space with Cohen Circle.  The Company received payments under this sublease agreement, which are recorded as a reduction in rent and utility expenses. This sublease agreement commenced on August 1, 2018 and has a term that automatically renews for one year periods if not cancelled by either party upon 90 days’ notice prior to the end of the then-existing term.  The income earned pursuant to this sublease agreement is included as a reduction in rent expense in the consolidated statements of income and is disclosed in the table below.

E.  Investment Vehicles and Other

Stoa USA Inc. / FlipOS

Stoa USA Inc. / FlipOS was a private company in which the Company owned common equity. It was considered a related party because Daniel G. Cohen was a member of the board of directors. As of December 31, 2023, the Company had made cumulative investments of $847 in Stoa USA Inc. / FlipOS. During the year ended December 31, 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations.  The Company wrote off its investment during the three months ended September 30, 2023 and recorded a principal transactions loss. The Company has no remaining investment in Stoa USA Inc. / FlipOS.

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

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a servicing agreement with CREO JV.  Income earned, or loss incurred, on the investment is included as part of principal transactions and other income.  Revenue earned on the servicing contract is included as part of asset management in the table below.  As of December 31, 2024, the Company owned 7.5% of the equity of CREO JV.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with U.S. Insurance JV.  Income earned, or loss incurred, on the investment is included as part of principal transactions and other income.  Revenue earned on the management contract is included as part of asset management in the table below.  As of December 31, 2024, the Company owned 1.86% of the equity of U.S. Insurance JV.

SPAC Fund

The SPAC Fund was considered a related party because it was an equity method investment of the Company prior to its consolidation effective April 1, 2023 (see note 4).  The Company had an investment in and a management contract with the SPAC Fund.  Income earned, or loss incurred, on the investment prior to consolidation is included as part of principal transactions and other income in the table below.  Revenue earned on the management contract prior to consolidation is included as part of asset management in the table below.

Insurance SPAC III

Insurance SPAC III was considered a related party because it was an equity method investment of the Company.  The Operating LLC was the manager of the Insurance SPAC III Sponsor Entities, and the Company consolidated the Insurance SPAC III Sponsor Entities. On November 18, 2022, Insurance SPAC III announced that, as it would not consummate an initial business combination within the time period required, it would dissolve and liquidate, effective as of the close of business on December 22, 2022. Prior to November 18, 2022, Insurance SPAC III Sponsor Entities owned 47.3% of the equity in Insurance SPAC III Sponsor Entities. Income earned, or loss incurred, on the equity method investment in the Insurance SPAC III is included in the table below.  The Operating LLC and Insurance SPAC III entered into an administrative services agreement, dated December 17, 2020, pursuant to which the Operating LLC and Insurance SPAC III agreed that, commencing on the date that Insurance SPAC III’s securities were first listed on the NASDAQ Capital Market through the earlier of Insurance SPAC III’s consummation of a business combination and its liquidation, Insurance SPAC III would pay the Operating LLC $20 per month for certain office space, utilities, and shared personnel support as may be requested by Insurance SPAC III.  Revenue earned by the Company from the administrative services agreement is included as part of principal transactions and other income in the table below.

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

Fintech Acquisition Corp. VI ("FTAC VI") was a SPAC.  The sponsor of FTAC VI ("FTAC VI Sponsor") is a related party as it was an equity method investment of the Company.  On June 26, 2021, the Operating LLC entered into a letter agreement with FTAC VI Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC VI Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founder shares of FTAC VI stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.  FTAC VI liquidated in 2022.

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

FTAC Emerald Acquisition Corp. ("FTAC Emerald") is a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it is an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.  The Company made an additional investment of $47 in another subsidiary of FTAC Emerald Sponsor in the form of a promissory note and this amount was written off in 2024. This write off is included in income (loss) from equity method affiliates in the table below.

Vellar Opportunities GP, LLC

On February 25, 2025, the Operating LLC entered into (i) a Limited Liability Company Interest Purchase Agreement with Jason Capone and Solomon Cohen, who is the son of our Executive Chairman, Daniel G. Cohen (the “Vellar Purchase Agreement”); and (ii) a Transition Services Agreement (the “Vellar Transition Services Agreement” and, together with the Vellar Purchase Agreement, the “Vellar Agreements”) with Vellar Opportunities GP LLC, a Delaware limited liability company (“Vellar GP”).

Prior to entering into the Vellar Agreements, the Operating LLC was the managing member and owner of 33.4% of Vellar GP.

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to each of Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025.  In the first quarter of 2025, the Company expects to record a net loss of $404 related to Vellar GP which includes both the loss on sale and results of operations for the 2025 period prior to the sale.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234; and (ii) agreed to decrease the amount which the Operating LLC had previously agreed to pay to Vellar GP  in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084.

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, which are not otherwise affiliated with the Company, but are considered related parties because they are accounted for under the equity method.  As of December 31, 2024, the Company owned 5.35% of these entities in the aggregate. Income earned, or loss incurred, on the equity method investment in these other SPAC sponsor entities is included in the table below.

The following table displays the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
(Dollars in Thousands)

	For the Years Ended December 31,
	2024	2023	2022

Asset management
CREO JV	$711	$113	$-
SPAC Fund	-	173	954
U.S. Insurance JV	1,165	1,201	1,069
	$1,876	$1,487	$2,023
Principal transactions and other income
CREO JV	$617	$901	$32
Insurance SPAC III	-	-	220
Other SPAC Entities	5	50	160
SPAC Fund	-	28	(43)
Stoa USA Inc./FlipOS	-	(6,847)	4,196
U.S. Insurance JV	17	463	11
	$639	$(5,405)	$4,576
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(759)	$334	$(71)
Insurance SPAC III	-	-	(5,896)
Other SPAC Entities	22,463	15,275	(14,962)
	$21,704	$15,609	$(20,929)

Operating expense (income)
Duane Morris	$632	$432	$621
Cohen Circle	(104)	(103)	(66)
	$528	$329	$555
Interest expense (income)
JKD Investor	$1,050	$941	$943
DGC Trust	-	-	327
	$1,050	$941	$1,270

The following related party transactions are non-routine and are not included in the table above.

H. Directors and Employees

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program arrangement from the Company's executive chairman, Daniel G. Cohen.  The cost of the final year obligation is $1,208.  The arrangement allows for an allotted number of hours of air travel on selected aircraft.  The Company intends to use the air travel for general business purposes. During the year ended December 31, 2024, the Company recognized $291 of amortization expense on this lease, which is record in business development, occupancy, equipment expense in the consolidated statement of operations.

The Company has entered into employment agreements with Daniel G. Cohen, its executive chairman, and Joseph W. Pooler, Jr., its chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $438, $396, and $377 for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company leased office space from Zucker and Moore, LLC.  Zucker and Moore, LLC is partially owned by Jack DiMaio, Jr., the vice chairman of the Company's board of directors. The lease terminated June 20, 2022. The Company recorded $48 of rent expense related to this agreement for the year ended December 31, 2022, which is included as a component of business development, occupancy, and equipment in the statement of operations.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
CREO JV	$74	$-
Employee & other	458	319
SPAC Fund - other receivable	127	15
U.S. Insurance JV	282	438
Due from Related Parties	$941	$772

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Unaudited
Balance Sheets
(Dollars in Thousands)

	December 31, 2024	December 31, 2023
Assets
Cash	$-	$-
Investment in Cohen & Company, LLC	67,743	67,670
Prepaid income taxes	20	38
Total assets	$67,763	$67,708

Liabilities
Accrued interest and other liabilities	$340	$342
Deferred income taxes	437	468
Debt	25,258	25,216
Total liabilities	26,035	26,026

Stockholders’ Equity
Preferred Stock	27	27
Common Stock	20	19
Additional paid-in capital	76,704	74,594
Accumulated deficit	(34,016)	(32,014)
Accumulated other comprehensive loss	(1,007)	(944)
Total stockholders’ equity	41,728	41,682

Total liabilities and stockholders’ equity	$67,763	$67,708

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Unaudited
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	2022

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$4,553	$3,708	$(4,953)
Total revenues	4,553	3,708	(4,953)
Operating income / (loss)	4,553	3,708	(4,953)
Non-operating expense
Interest expense	(4,695)	(5,247)	(3,443)
Income / (loss) before income taxes	(142)	(1,539)	(8,396)
Income tax (benefit) / expense	(13)	3,574	4,993
Net income / (loss)	$(129)	$(5,113)	$(13,389)

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Unaudited
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	2022

Operating activities
Net income / (loss)	$(129)	$(5,113)	$(13,389)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	(4,553)	(3,708)	4,953
Distributions from / (contributions to) Cohen & Company, LLC	6,428	6,223	5,433
Amortization of discount of debt	42	692	563
(Increase) / decrease in other assets	18	108	(166)
Increase / (decrease) in accounts payable and other liabilities	(2)	35	199
Increase / (decrease) in deferred income taxes	(31)	3,561	5,041
Net cash provided by / (used in) operating activities	1,773	1,798	2,634
Financing activities
Proceeds from issuance of Common Stock	154	-	-
Cash used to net share settle equity awards	(54)	(48)	(76)
Dividends paid to stockholders	(1,873)	(1,750)	(2,558)
Net cash provided by / (used in) financing activities	(1,773)	(1,798)	(2,634)
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

COHEN & COMPANY INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Unaudited

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