Form 10-Q
period 2025-03-31
Cohen & Co Inc.
filed 2025-05-02
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of  April 29, 2025, there were 2,054,674 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

March 31, 2025

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

●	a decline in general economic conditions or the global financial markets;
●	economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability;
●	losses and reduced transaction volumes as a result of increasing interest rates and inflation;
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

Our Internet website is www.cohenandcompany.com and we make available on our website our filings with the Securities and Exchange Commission (“SEC”), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-Q. We also use our website to disseminate other material information to our investors (on the Home Page and in the “Investor Relations” section). Also, we post on our website our press releases and information about any public conference calls that we may conduct (including the scheduled dates, times, and the methods by which investors and others can listen to any of those calls), and we make available for replay webcasts of those calls and other presentations for a limited time, if applicable.

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

“JVB Holdings” refers to JVB Financial Holdings, L.P., a wholly owned subsidiary of the Operating LLC; “JVB” refers to J.V.B. Financial Group, LLC, a wholly owned broker-dealer subsidiary of JVB Holdings; "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority-owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France; "CCM" refers to Cohen & Company Capital Markets, a division of JVB, the Company's full-service boutique investment bank, which focuses on mergers and acquisitions ("M&A"), underwriting, capital markets and special purpose acquisition company ("SPAC") advisory services.

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2025
	(unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$13,985	$19,590
Receivables from brokers, dealers, and clearing agencies	43,369	45,650
Due from related parties	1,235	941
Other receivables	6,007	6,526
Investments-trading	160,566	148,332
Other investments, at fair value	32,137	35,262
Receivables under resale agreements	673,700	668,259
Investments in equity method affiliates	24,427	23,430
Deferred income taxes	2,172	2,257
Goodwill	109	109
Right-of-use asset - operating leases	15,208	15,540
Other assets	5,135	5,253
Total assets	$978,050	$971,149

Liabilities
Payables to brokers, dealers, and clearing agencies	$76,246	$66,655
Accounts payable and other liabilities	7,191	10,913
Accrued compensation	17,300	17,770
Lease liability - operating leases	16,546	16,575
Trading securities sold, not yet purchased	32,656	36,432
Other investments sold, not yet purchased, at fair value	-	1,651
Securities sold under agreements to repurchase	707,454	695,966
Debt	34,997	34,904
Total liabilities	892,390	880,866

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 2,054,674 and 2,040,052 shares issued and outstanding, respectively, including 315,538 and 404,971 unvested or restricted share awards, respectively	21	20
Additional paid-in capital	77,447	76,704
Accumulated other comprehensive loss	(986)	(1,007)
Accumulated deficit	(34,505)	(34,016)
Total stockholders' equity	42,004	41,728
Non-controlling interest	43,656	48,555
Total equity	85,660	90,283
Total liabilities and equity	$978,050	$971,149

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Net trading	$9,211	$9,848
Asset management	2,020	2,717
New issue and advisory	33,239	24,388
Principal transactions and other income (loss)	(15,730)	(18,389)
Total revenues	28,740	18,564

Operating expenses
Compensation and benefits	21,666	14,839
Business development, occupancy, equipment	1,829	1,441
Subscriptions, clearing, and execution	2,174	2,086
Professional fee and other operating	2,792	3,449
Depreciation and amortization	172	124
Total operating expenses	28,633	21,939

Operating income (loss)	107	(3,375)

Non-operating income (expense)
Interest expense, net	(1,448)	(1,666)
Income (loss) from equity method affiliates	2,418	29,045
Income (loss) before income tax expense (benefit)	1,077	24,004
Income tax expense (benefit)	139	498
Net income (loss)	938	23,506
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(173)	16,270
Enterprise net income (loss)	1,111	7,236
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	782	5,213
Net income (loss) attributable to Cohen & Company Inc.	$329	$2,023
Income (loss) per share data (see note 19)
Income (loss) per common share-basic:
Basic income (loss) per common share	$0.19	$1.28
Weighted average shares outstanding-basic	1,704,510	1,581,390
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$0.19	$1.28
Weighted average shares outstanding-diluted	5,808,294	5,645,086

Comprehensive income (loss):
Net income (loss)	$938	$23,506
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	116	(51)
Other comprehensive income (loss), net of tax of $0	116	(51)
Comprehensive income (loss)	1,054	23,455
Less: comprehensive income (loss) attributable to the non-controlling interest	691	21,447
Comprehensive income (loss) attributable to Cohen & Company Inc.	$363	$2,008

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Three Months Ended March 31, 2025
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2024	$27	$20	$76,704	$(34,016)	$(1,007)	$41,728	$48,555	$90,283
Net income	-	-	-	329	-	329	609	938
Other comprehensive income	-	-	-	-	34	34	82	116
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	502	-	(13)	489	(489)	-
Equity-based compensation	-	1	343	-	-	344	814	1,158
Shares withheld for employee taxes	-	-	(102)	-	-	(102)	(238)	(340)
Dividends/distributions to convertible non-controlling interest	-	-	-	(818)	-	(818)	(1,796)	(2,614)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(954)	(954)
Sale of Interest in Vellar GP	-	-	-	-	-	-	(1,691)	(1,691)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(1,236)	(1,236)
March 31, 2025	$27	$21	$77,447	$(34,505)	$(986)	$42,004	$43,656	$85,660

	Cohen & Company Inc.
	Three Months Ended March 31, 2024
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797
Net income	-	-	-	2,023	-	2,023	21,483	23,506
Other comprehensive (loss)	-	-	-	-	(15)	(15)	(36)	(51)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	447	-	(10)	437	(437)	-
Equity-based compensation	-	-	325	-	-	325	823	1,148
Shares withheld for employee taxes	-	-	(52)	-	-	(52)	(133)	(185)
Dividends/distributions to convertible non-controlling interest	-	-	-	(647)	-	(647)	(1,586)	(2,233)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(659)	(659)
March 31, 2024	$27	$19	$75,314	$(30,638)	$(969)	$43,753	$69,570	$113,323

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$938	$23,506
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	1,158	1,148
Loss (gain) on other investments, at fair value	16,219	28,924
Loss (gain) on other investments, sold not yet purchased	(802)	(9,426)
Loss (gain) on disposal of interest in Vellar GP	836	-
Noncash advisory fees received	(18,648)	(8,577)
(Income) loss from equity method affiliates	(2,418)	(29,045)
Depreciation and amortization	172	124
Amortization of discount on debt	93	(19)
Deferred tax provision (benefit)	85	(59)
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	10,752	(1,533)
Change in receivables from / payables to related parties, net	(294)	(226)
(Increase) decrease in other receivables	500	(1,411)
(Increase) decrease in investments-trading	(12,234)	15,425
(Increase) decrease in receivables under resale agreements	(5,441)	(284,030)
(Increase) decrease in other assets	435	551
Increase (decrease) in accounts payable and other liabilities	(4,965)	38
Increase (decrease) in accrued compensation	(470)	(4,314)
Increase (decrease) in trading securities sold, not yet purchased	(3,776)	(8,636)
Increase (decrease) in securities sold under agreements to repurchase	11,488	282,697
Net cash provided by (used in) operating activities	(6,372)	5,137
Investing activities
Purchase of other investments, at fair value	(11,186)	(25,146)
Purchase of other investments sold, not yet purchased, at fair value	-	(213)
Reduction in cash from disposal of interest in Vellar GP	(433)
Sales and returns of principal - other investments, at fair value	14,657	22,383
Sales and returns of principal - other investments sold, not yet purchased, at fair value	-	214
Distribution from equity method affiliate	1,308	5
Purchase of furniture, equipment, and leasehold improvements	(157)	(99)
Net cash provided by (used in) investing activities	4,189	(2,856)
Financing activities
Cash used to net share settle equity awards	(340)	(185)
Cohen & Company Inc. dividends	(383)	(245)
Convertible non-controlling interest distributions	(1,110)	(569)
Redemption of convertible non-controlling units	(954)	-
Non-convertible non-controlling interest distributions	(844)	-
Net cash provided by (used in) financing activities	(3,631)	(999)
Effect of exchange rate on cash	209	(103)
Net increase (decrease) in cash and cash equivalents	(5,605)	1,179
Cash and cash equivalents, beginning of period	19,590	10,650
Cash and cash equivalents, end of period	$13,985	$11,829

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of March 31, 2025, the Company had $2.3 billion in assets under management (“AUM”) of which $1.0 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

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

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, underwriting, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments. The Company operates its capital markets activities primarily through its subsidiaries: JVB in the United States and CCFESA in Europe.  A division of JVB, Cohen & Company Capital Markets ("CCM") is the Company's full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services.  The Company's Capital Markets business segment also includes unrealized and realized gains and losses on its other investments, at fair value and other investments sold, not yet purchased, at fair value that were acquired as part of its CCM business.

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

●	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments, sold not yet purchased, received or acquired as part of CCM's activities.

Asset Management

●

Asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle, and incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing

●	Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments sold, not yet purchased, which were not acquired as part of the CCM business; and
●	Income and loss earned on equity method investments.

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2025.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU responds to stakeholder feedback that the proportional amortization method provides investors and other allocators of capital with a better understanding of the returns from investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits.  The Company's adoption of the provisions of ASU 2023-02, effective January 1, 2024, did not have an effect on the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.  The ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. The Company's adoption of the provisions of ASU 2023-05, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are designed to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.  The Company's adoption of the provisions of ASU 2023-09, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for as share-based payment arrangements in accordance with FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation. The Company's adoption of the provisions of ASU 2024-01, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements. The ASU amends the Codification to remove references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The Company's adoption of the provisions of ASU 2024-02, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements.

In March 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which  amends an SEC paragraph noted in the Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 122 which removes the text of SAB Topic 5 FF, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. The ASU is effective immediately. The Company's adoption of the provisions of ASU 2024-02, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements.

B. Recent Accounting Developments

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statements.  The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, which was clarified in ASU 2025-01. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Securities sold under agreements to repurchase: The liabilities for securities sold under agreements to repurchase are carried at their contracted repurchase price, have short-term maturities, and are repriced frequently with amounts normally due in one month or less, accordingly, these contracts are carried at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreements to repurchase are based on observations of actual market activity and are generally classified within level 2 of the valuation hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs (if applicable). However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s debt was estimated to be $42,910 and $44,352, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Vellar Opportunities GP, LLC

On February 25, 2025, the Operating LLC entered into (i) a Limited Liability Company Interest Purchase Agreement (the “Vellar Purchase Agreement”) with Jason Capone and Solomon Cohen, who is the son of our executive chairman, Daniel G. Cohen; and (ii) a Transition Services Agreement (the “Vellar Transition Services Agreement” and, together with the Vellar Purchase Agreement, the “Vellar Agreements”) with Vellar Opportunities GP LLC, a Delaware limited liability company (“Vellar GP”).

Prior to entering into the Vellar Agreements, the Operating LLC was the managing member and owner of 33.4% of Vellar GP.

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to each of Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025.  In the first quarter of 2025, the Company recorded a loss on sale of $836, which is included as component of principal transactions and other income in our consolidated statement of operations.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to (i) pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234; and (ii) decrease the amount that the Operating LLC had previously agreed to pay to Vellar GP in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084.

Redemption of Redeemable Financial Instrument and Issuance of the 2024 Note

Effective September 1, 2024, the Company entered into the Redemption Agreement, which redeemed the JKD Investment Agreement in its entirety.  As of September 1, 2024, the investment balance of the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, the Company  (i) paid $2,573 of the investment balance in cash, and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal is to be repaid as follows: (i) $2,573 of the principal amount will be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part at any time following January 31, 2025, without penalty or premium. See notes 15.

Sale of Management Contracts

On March 13, 2025, the Company entered into a Master Transaction Agreement (the “MTA”) with an affiliate of Hildene Capital Management, LLC (“Hildene”), an SEC-registered investment adviser based in Stamford, Connecticut.  Hildene has been investing in CDOs backed by trust preferred securities ("TruPS") since the 2007-08 financial crisis and has extensive experience with monitoring banks and insurance companies.

Pursuant to the MTA, the Company agreed to sell, assign, transfer, and convey to Hildene all of its rights and obligations in and under the Collateral Management Agreements and Collateral Administration Agreements (each a “CDO Agreement” and together, the “CDO Agreements”) for (i) Alesco Preferred Funding III, Ltd., (ii) Alesco Preferred Funding IV, Ltd., (iii) Alesco Preferred Funding V, Ltd., (iv) Alesco Preferred Funding VI, Ltd., and (v) Alesco Preferred Funding VIII, Ltd. (each an “Issuer,” and, collectively, the “Issuers”) and all books and records with respect to each Issuer (collectively with the CDO Agreements, the “Assigned Assets”).

The MTA contemplates multiple closings following the date of the MTA (each a “Closing”), with each Closing to occur following the satisfaction of the conditions to Closing for the assignment of each CDO Agreement pursuant to the MTA (each CDO Agreement assigned at any Closing, an “Assigned CDO Agreement” and collectively, the “Assigned CDO Agreements”).

Pursuant to the MTA, Hildene has agreed to assume the obligations of the Company under the Assigned CDO Agreements to the extent such liabilities, obligations, and commitments relate to the period from and after the Closing of such Assigned CDO Agreement (collectively, the “Assumed Liabilities”). The Company has agreed to retain its liabilities, obligations, and commitments arising under the Assigned CDO Agreements with respect to any period prior to the Closing of such Assigned CDO Agreement (the “Retained Liabilities”).

Pursuant to the MTA, the aggregate base purchase price for the Assigned Assets is $3,500 (the “Aggregate Base Purchase Price”). The Aggregate Base Purchase Price has been allocated among the Assigned Assets by CDO Agreement. Pursuant to the MTA, if the Company receives any management fees pursuant to a CDO Agreement during the period from March 1, 2025 through the date of the Closing relating to such CDO Agreement, then the Aggregate Base Purchase Price and allocated purchase price relating to such CDO Agreement will each be reduced, dollar for dollar, by the amount of such management fees so received by the Company.  Through March 31, 2025, the Company has recognized $352 in asset management revenue that will ultimately reduce the $3,500 purchase price if all consents are obtained and all closings are effectuated.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Net realized gains (losses) - trading inventory	$4,228	$5,415
Net unrealized gains (losses) - trading inventory	625	966
Net gains and losses	4,853	6,381

Interest income- trading inventory	830	1,407
Interest income-reverse repos	9,541	7,879
Interest income	10,371	9,286

Interest expense-repos	(8,502)	(7,095)
Interest expense-margin payable	(651)	(1,396)
Interest expense	(9,153)	(8,491)

Other trading revenue	3,140	2,672

Net trading	$9,211	$9,848

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned from our agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	1,814	2,263
Receivables from clearing agencies	41,305	43,137
Receivables from brokers, dealers, and clearing agencies	$43,369	$45,650

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Margin payable	$76,246	$66,655
Payables to brokers, dealers, and clearing agencies	$76,246	$66,655

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Corporate bonds and redeemable preferred stock	$27,253	27,043
Derivatives	3,886	4,836
Equity securities	867	965
Foreign government bonds	-	88
Municipal bonds	-	19,914
RMBS	5	5
SBA loans	33,804	28,328
U.S. government agency MBS and CMOs	74,941	45,911
U.S. government agency debt securities	17,400	21,242
U.S. Treasury securities	2,410	-
Investments-trading	$160,566	$148,332

Substantially all of the Company's investments-trading other than SBA loans serve as collateral for the Company's margin loan payable.  See note 6.  The SBA loans serve as collateral for the Company's repurchase obligations.  See note 10.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Corporate bonds and redeemable preferred stock	$9,059	$7,342
Derivatives	3,021	4,050
Equity securities	45	83
U.S. government agency debt securities	-	40
U.S. Treasury securities	20,531	24,917
Trading securities sold, not yet purchased	$32,656	$36,432

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Equity securities	$1,167	$1,954
Equity derivatives	73	73
Restricted equity securities	11,165	10,632
Corporate bonds and redeemable preferred stock	530	531
Notes receivable	8,586	11,250
Interests in SPVs	1,565	1,565
CREO JV	6,503	6,432
U.S. Insurance JV	2,548	2,825
Other investments, at fair value	$32,137	$35,262

As of March 31, 2025, $0 of equity securities represented long positions related to share forward arrangements ("SFAs") entered into by the Company. As of December 31, 2024, $470 of unrestricted equity securities represented long positions related to SFAs entered into by the Company.  See note 9.

Notes receivable include convertible and non-convertible notes receivable from various counterparties in connection with the Company's advisory business and SFA transactions that may be converted into equity shares. These receivables are carried at fair value.

Interests in SPVs represents consideration the Company has received for services provided by CCM, rather than cash.  The SPVs hold convertible notes receivable interests in the counterparties.  The Company does not consolidate the SPVs and carries its interests in the SPVs at fair value.  See note 8 for discussion of the determination of fair value.

A total of $611 and $1,721 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  March 31, 2025 and December 31, 2024, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments sold, not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Equity securities	$-	$1,181
Share forward liabilities	-	470
Other investments sold, not yet purchased, at fair value	$-	$1,651

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

The Company recognized net gains (losses) of ($16,219) and ($28,924), related to changes in fair value of investments that were included as a component of other investments, at fair value during the three months ended March 31, 2025 and 2024, respectively.

The Company recognized net gains (losses) of $802 and $9,426, related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the three months ended March 31, 2025 and 2024, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2025 and December 31, 2024, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2025

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$27,253	$-	$27,253	$-
Derivatives	3,886	-	3,886	-
Equity securities	867	656	211	-
RMBS	5	-	5	-
SBA loans	33,804	-	33,804	-
U.S. government agency MBS and CMOs	74,941	-	74,941	-
U.S. government agency debt securities	17,400	-	17,400	-
U.S. Treasury securities	2,410	2,410	-	-
Total investments - trading	$160,566	$3,066	$157,500	$-

Other investments, at fair value:
Equity securities	$1,167	$1,167	$-	$-
Equity derivatives	73	-	73	-
Restricted equity securities	11,165	5,800	5,365	-
Corporate bonds and redeemable preferred stock	530	-	530	-
Notes receivable	8,586	-	8,586	-
Interests in SPVs	1,565	-	1,565	-
	23,086	$6,967	$16,119	$-
Investments measured at NAV (1)	9,051
Total other investments, at fair value	$32,137

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$9,059	$-	$9,059	$-
Derivatives	3,021	-	3,021	-
Equity securities	45	45	-	-
U.S. Treasury securities	20,531	20,531	-	-
Total trading securities sold, not yet purchased	$32,656	$20,576	$12,080	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

December 31, 2024

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$27,043	$-	$27,043	$-
Derivatives	4,836	-	4,836	-
Equity securities	965	352	613	-
Foreign Government Bond	88	-	88	-
Municipal bonds	19,914	-	19,914	-
RMBS	5	-	5	-
SBA loans	28,328	-	28,328	-
U.S. government agency MBS and CMOs	45,911	-	45,911	-
U.S. government agency debt securities	21,242	-	21,242	-
Total investments - trading	$148,332	$352	$147,980	$-

Other investments, at fair value:
Equity securities	$1,954	$1,954	$-	$-
Equity derivatives	73	-	73	-
Restricted equity securities	10,632	6,722	3,910	-
Corporate bonds and redeemable preferred stock	531	-	531	-
Notes receivable	11,250	-	11,250	-
Interests in SPVs	1,565	-	1,565	-
	26,005	$8,676	$17,329	$-
Investments measured at NAV (1)	9,257
Total other investments, at fair value	$35,262

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$7,342	$-	$7,342	$-
Derivatives	4,050	-	4,050	-
Equity securities	83	83	-	-
U.S. government agency debt securities	40	-	40	-
U.S. Treasury securities	24,917	24,917	-	-
Total trading securities sold, not yet purchased	$36,432	$25,000	$11,432	$-

Other investments, sold not yet purchased:
Equity securities	$1,181	$1,181	$-	$-
Share forward liabilities	470	-	470	-
Total other investments sold, not yet purchased	$1,651	$1,181	$470	$-

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

Interests in SPVs: The Company values these instruments using a model.  The model first determines the fair value of the SPV's financial instruments and then determines what portion of that fair value is allocable to the Company’s interest in the SPV.  If appropriate, the Company determines the fair value of the financial instruments held by the SPV using a model, which may include a Monte Carlo simulation.  The main inputs are the counterparty’s share price, volatility, risk-free rate of return, and risk-based cash flow discount rates.  The inputs to this model are observable so the Company classifies these securities within level 2 of the hierarchy.

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

Equity Derivatives

The Company may enter into equity derivatives, which include listed options as well as other derivative transactions with an underlying equity instrument.  Listed options are traded on a recognized liquid exchange and the Company classifies the fair value of these securities within level 1 of the valuation hierarchy.  Other equity derivatives (where the underlying equity instrument is publicly traded but the derivative itself is not) are classified within level 2 of the valuation hierarchy.  See note 9.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

	Fair Value March 31, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,503	$10,118	N/A	N/A
U.S. Insurance JV (b)	2,548	N/A	N/A	N/A
	$9,051

	Fair Value December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,432	$10,118	N/A	N/A
U.S. Insurance JV (b)	2,825	N/A	N/A	N/A
	$9,257

N/A	Not Applicable
(a)	The CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

9. DERIVATIVE FINANCIAL INSTRUMENTS

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides for optional hedge accounting. When a derivative is deemed to be a hedge and certain documentation and effectiveness testing requirements are met, reporting entities can record all or a portion of the change in the fair value of a designated hedge as an adjustment to Accumulated Other Comprehensive Income  ("AOCI")  rather than as a gain or loss in the statements of operations. To date, the Company has not designated any derivatives as hedges under the provisions included in ASC 815.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  March 31, 2025 and December 31, 2024, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  March 31, 2025 and December 31, 2024, the Company had equity derivatives included in other investments, at fair value of $73 and $73, respectively.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2025, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $1,095,597 and open TBAs and other forward MBS sale agreements in the notional amount of $1,156,672. At December 31, 2024, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $852,450 and open TBAs and other forward agency MBS sale agreements in the notional amount of $883,900.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  March 31, 2025 and  December 31, 2024, the Company had no open forward purchase or sales commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2025 and December 31, 2024, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2025	December 31, 2024
TBAs and other forward agency MBS	Investments-trading	$3,886	$4,836
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(3,021)	(4,050)
Equity derivatives	Other investments, at fair value	73	73
Share forward liabilities	Other investments sold, not yet purchased, at fair value	-	(470)
		$938	$389

The following tables present the Company’s derivative financial instruments, and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended March 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2025	2024
TBAs and other forward agency MBS	Revenue-net trading	$432	$1,354
Equity derivatives	Principal transactions and other income (loss)	-	(564)
Share forward liabilities	Principal transactions and other income (loss)	-	7,550
		$432	$8,340

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of $0 and ($8,963) for the three months ended March 31, 2025 and 2024, respectively.

10. COLLATERALIZED SECURITIES TRANSACTIONS

Gestation Repo

Gestation repo involves entering into repo and reverse repo transactions where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers (the reverse repo counterparties) are generally mortgage originators. The lenders (the repo counterparties) are a diverse group of counterparties comprised of banks, insurance companies, and other financial institutions. The Company self-clears its gestation repo transactions.

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

Repo Information

As of  March 31, 2025 and December 31, 2024, the Company held reverse repos of $673,700 and $668,259, respectively, and the fair value of collateral received under reverse repos was $677,008 and $673,684, respectively.

As of  March 31, 2025 and December 31, 2024, the Company held repos of $707,454 and $695,966, respectively, and the fair value of securities and cash pledged as collateral under repos was $713,522 and $700,202, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated with respect to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of March 31, 2025 and December 31, 2024, the Company’s gestation reverse repos shown in the tables below represented balances from 7 and 7 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $4,179 for the three months ended March 31, 2025. The total net revenue earned by the Company on its gestation repo business was $3,456 for the three months ended March 31, 2024.

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

SECURED BORROWINGS

(Dollars in Thousands)

March 31, 2025

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$673,486	$-	$-	$673,486
SBA loans	33,968	-	-	-	33,968
	$33,968	$673,486	$-	$-	$707,454

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$673,700	$-	$-	$673,700
	$-	$673,700	$-	$-	$673,700

The weighted average interest rate of the repurchase agreements outstanding as of March 31, 2025 was 5.07%.  The weighted average interest rate of the reverse repurchase agreements outstanding as of March 31, 2025 was 5.71%.

SECURED BORROWINGS

(Dollars in Thousands)

December 31, 2024

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$667,548	$-	$-	$667,548
SBA loans	28,418	-	-	-	$28,418
	$28,418	$667,548	$-	$-	$695,966

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$668,259	$-	$-	$668,259
	$-	$668,259	$-	$-	$668,259

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2025	$5,105	$18,325	$23,430
Investments / advances	-	-	-
Distributions / repayments	-	(1,308)	(1,308)
Reclasses to (from)	-	(113)	(113)
Earnings / (loss) recognized	316	2,102	2,418
March 31, 2025	$5,421	$19,006	$24,427

	Dutch Real Estate Entities	SPAC Sponsor Entities and Other	Total
January 1, 2024	$5,864	$8,377	$14,241
Investments / advances	-	-	-
Distributions / repayments	-	(5)	(5)
Reclasses to (from)	-	-	-
Earnings / (loss) recognized	(116)	29,161	29,045
March 31, 2024	$5,748	$37,533	$43,281

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

	March 31, 2025	December 31, 2024
Total Assets	$557,826	$620,512

Liabilities	$272,095	$317,160
Equity allocable to the controlling interest	285,606	303,227
Noncontrolling interest	125	125
Total Equity	285,731	303,352
Total Liabilities & Equity	$557,826	$620,512

	Three months ending
	March 31,	March 31,
	2025	2024

Net income/(loss)	$3,089	$37,684
Net income/(loss) attributable to the investee	$3,089	$37,684

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

As of  March 31, 2025, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 9.2 years.  The weighted average discount rate for the leases was 5.97%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

March 31, 2025
2025 - remaining	$1,711
2026	2,461
2027	2,481
2028	2,494
2029	2,407
Thereafter	10,277
Total	21,831
Less imputed interest	(5,285)
Lease obligation	$16,546

During the three months ended March 31, 2025 and 2024, total cash payments of $361 and $686, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

For the three months ended March 31, 2025, rent expense, net of sublease income of $23, was $654. For the three months ended March 31, 2024, rent expense, net of sublease income of $23, was $634.

13. OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
New issue fee and advisory fee receivable - gross	$3,497	$3,408
Allowance for credit losses	(2,725)	(2,250)
New issue fee and advisory fee receivable - net	772	1,158
Asset management fees receivable	2,327	2,183
Accrued interest and dividend receivable	1,153	1,595
Revenue share receivable	470	-
Agency repo income receivable	524	522
Miscellaneous other receivables	761	1,068
Other receivables	$6,007	$6,526

New issue and advisory fees receivable represents amounts owed to JVB from various counterparties for services rendered.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied, and collectability is reasonably assured.  However, in certain cases, collectability becomes doubtful at a later date.  At each reporting period, the Company assesses the collectability of its new issue and advisory receivables. Each receivable is unique and does not share similar characteristics to be pooled so they are evaluated on an individual basis. The Company records an allowance when, in management’s judgement, one is necessary for credit losses. The provision for credit losses is included as a component of professional fees and other operating expenses in the statement of operations. It is the Company's policy to fully write off the receivable and related allowance when it has abandoned collection efforts. For the three months ended March 31, 2025, the Company recorded  a provision for credit loss of $475 and fully wrote off $0 of receivables. For the three months ended March 31, 2024, no provision was recorded and no receivable was written off.

Asset management fees receivable is of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis.

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

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Deferred costs	$215	$93
Prepaid expenses	2,074	2,305
Deposits	720	714
Furniture, equipment, and leasehold improvements, net	1,960	1,975
Intangible assets	166	166
Other assets	$5,135	$5,253

Deferred costs are costs incurred pending reimbursement from a third party upon closing of a transaction. Prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties that will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the Company’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the JVB broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Accounts payable	$713	$812
Accrued income tax	190	284
Accrued interest payable	620	651
Accrued interest on securities sold, not yet purchased	237	225
Payroll taxes payable	1,762	2,056
Cash collateral held from repo and or reverse repo counterparties	-	3,930
Accrued expense and other liabilities	3,669	2,955
Accounts payable and other liabilities	$7,191	$10,913

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$22	$59
Other receivables	-	19
Receivables from brokers, dealers, and clearing agencies	-	2,154
Other investments, at fair value	544	5,680
Investment in equity method affiliates	17,672	15,881
Accounts payable and other liabilities	-	(4)
Other investments sold, not yet purchased, at fair value	-	(1,591)
Non-controlling interest	(8,360)	(11,460)
Investment in consolidated VIEs	$9,878	$10,738

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  March 31, 2025 and December 31, 2024, there were $10,118 and $10,118, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three months ended March 31, 2025 and 2024 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2025 and December 31, 2024.  See the table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2025 and December 31, 2024.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
Other investments, at fair value	$10,616	$10,822
Investments in equity method affiliates	752	2,446
Maximum exposure	$11,368	$13,268

15. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2025	December 31, 2024	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2024 Note")	$5,146	$5,146	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.55%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.71%	March 2035
Less unamortized discount	(22,774)	(22,867)
	25,351	25,258

Byline Credit Facility	-	-	Variable	NA	June 2025
Total	$34,997	$34,904

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2025 on a combined basis was 20.01% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

The 2024 Note accrues interest on the unpaid principal amount from September 1, 2024 until maturity at a rate equal to 12% per year. Interest on the 2024 Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, and commenced on October 1, 2024. Under the 2024 Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under the 2024 Note and for so long as such Event of Default continues, all principal, interest and other amounts payable under the 2024 Note will bear interest at a rate equal to 13% per year.

The 2024 Note could not be prepaid in whole or in part prior to January 31, 2025. The 2024 Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2025 without the prior written consent of the holder and without penalty or premium.

The 2024 Note and the payment of all principal, interest, and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the 2024 Note) of the Operating LLC outstanding as of and issued following September 1, 2024. Pursuant to the 2024 Note, following September 1, 2024, the Operating LLC  may not incur any Indebtedness that is a senior obligation to the 2024 Note. See notes 4.

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

The Company is subject to the following financial covenants in the Byline Credit Facility. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all of the following financial covenants.

1. JVB's tangible net worth as defined must exceed $70,000;

2. JVB's excess net capital as defined in Rule 15c3-1 of the Exchange Act must exceed $40,000; and

3. The total amount drawn on the facility must not exceed 25% of JVB's tangible net worth as defined.

As of  March 31, 2025 and December 31, 2024, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Junior subordinated notes	1,144	$1,161
2020/2024 Notes	286	127
Byline Credit Facility	18	19
Redeemable financial instrument - JKD Investor	-	359
	$1,448	$1,666

16. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2025 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2024	1,635,261
Vesting of shares	138,586
Shares withheld for employee taxes and retired	(34,711)
March 31, 2025	1,739,136

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of March 31, 2025. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  March 31, 2025, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Dividends

During each of the three months ended March 31, 2025 and 2024, the Company declared a cash dividend of $0.25 per share of Common Stock, which dividends were paid on April 9, 2025 and April 5, 2024, respectively. Pro rata distributions were made to the other members of the Operating LLC upon payment of dividends to the Company's stockholders.

During the three months ended March 31, 2025, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the number of units received (net of surrenders) by Cohen & Company Inc.

Three Months Ended
March 31, 2025
Issuance as equity-based compensation	1,038,750
Total	1,038,750

The Company recognized a net increase in additional paid in capital of $502 and a net decrease in AOCI of $13 with an offsetting decrease in non-controlling interest of $489 in connection with the acquisition and surrender of additional units of the Operating LLC during the three months ended March 31, 2025. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net income / (loss) attributable to Cohen & Company Inc.	$329	$2,023
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	502	447
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$831	$2,470

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

During the three months ended  March 31, 2025 and 2024, no Shares were sold under the Equity Agreement.

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

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2024	$37,093	$11,462	$48,555
Non-controlling interest share of income (loss)	782	(173)	609
Other comprehensive (loss)	82	-	82
Acquisition / (surrender) of additional units of consolidated subsidiary	(489)	-	(489)
Equity-based compensation	814	-	814
Shares withheld for employee taxes	(238)	-	(238)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(1,796)	-	(1,796)
Redemption of convertible non-controlling interest units	(954)	-	(954)
Sale of interest in Vellar GP	-	(1,691)	(1,691)
Non-convertible non-controlling interest distributions	-	(1,236)	(1,236)
March 31, 2025	$35,294	$8,362	$43,656

The Operating LLC non-controlling interest is included as convertible non-controlling interest in the consolidated statement of operations.  The other components of non-controlling interest are included as non-convertible non-controlling interest in the statement of operations.  See note 21 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the Company’s non-controlling interests.

Partial redemption of convertible non-controlling interests

On February 5, 2025, Daniel G. Cohen, the Company’s executive chairman, in accordance with the Operating LLC operating agreement, redeemed 460,679 LLC Units for which the Company paid to Mr. Cohen an aggregate of $457, or $0.991 per LLC Unit. The LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2025 of 1,011,000 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan. On February 1, 2024, Daniel G. Cohen, in accordance with the Operating LLC operating agreement, redeemed 443,474 LLC Units for which the Company paid to Mr. Cohen an aggregate of $315, or $0.711 per LLC Unit. The LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2024, of 940,669 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 5, 2025, Lester Brafman, the Company’s chief executive officer, in accordance with the Operating LLC operating agreement, redeemed 502,053 LLC Units for which the Company paid to Mr. Brafman an aggregate of $498, or $0.991 per LLC Unit. The LLC Units were redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2025, of 610,996 restricted LLC Units and 40,000 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan. On February 1, 2024, Lester Brafman, in accordance with the Operating LLC operating agreement, redeemed 483,301 LLC Units for which the Company paid to Mr. Brafman an aggregate of $344, or $0.711 per LLC Unit. The LLC Units were redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2024, of 540,633 restricted LLC Units and 40,000 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

17. INCOME TAXES

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%. The Company's effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended March 31, 2025, Cohen & Company Inc. owned 29.6% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 70.4% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Three Months Ended March 31,
	2025	2024	Change
Current	$54	$557	$503
Deferred	85	(59)	(144)
Total	$139	$498	$359

18. NET CAPITAL REQUIREMENTS

JVB is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of March 31, 2025, JVB's minimum required net capital was $250, and actual net capital was $45,775, which exceeded the minimum requirements by $45,525.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  March 31, 2025, the total minimum required net liquid capital was $670 and actual net liquid capital in CCFESA was $1,863, which exceeded the minimum requirement by $1,193.

19. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2025	2024
Net income / (loss) attributable to Cohen & Company Inc.	$329	$2,023
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	782	5,213
Add / (deduct): Adjustment (2)	2	(31)
Net income / (loss) on a fully converted basis	$1,113	$7,205

Weighted average common shares outstanding - Basic	1,704,510	1,581,390
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	4,061,322	4,051,423
Restricted units or shares	42,462	12,273
Weighted average common shares outstanding - Diluted (3)	5,808,294	5,645,086

Net income / (loss) per common share - Basic	$0.19	$1.28

Net income / (loss) per common share - Diluted	$0.19	$1.28

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

(2)	An adjustment is included because the Company would have incurred a higher income tax expense or realized a higher income tax benefit, as applicable, if the LLC Units had been converted at the beginning of the period.
(3)	All potentially dilutive securities were included in the diluted per share calculations.

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

The Company presents principal transactions gains and losses that relate to financial instruments that the Company received through CCM's activities as part of the Capital Markets segment with all other principal transactions gains and losses included in the Principal Investing segment. Prior to December 31, 2024, all principal transactions gains and losses were included in the Principal Investing segment.  The Company restated all prior periods presented to be consistent.  The CODM evaluates the performance of the Capital Markets segment including the gains and losses on the financial instruments received through CCM's activities.

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

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$9,211	$-	$-	$9,211	$-	$9,211
Asset management	-	2,020	-	2,020	-	2,020
New issue and advisory	33,239	-	-	33,239	-	33,239
Principal transactions	(13,075)	-	(2,330)	(15,405)	-	(15,405)
Other income	-	438	(763)	(325)	-	(325)
Total revenues	29,375	2,458	(3,093)	28,740	-	28,740
Compensation	18,009	1,372	158	19,539	969	20,508
Stock based compensation	134	27	-	161	997	1,158
Business development	376	58	1	435	394	829
Occupancy and equipment	669	51	-	720	280	1,000
Subscriptions, clearing, and execution	2,009	86	26	2,121	53	2,174
Professional fee and other operating	1,244	372	183	1,799	993	2,792
Depreciation and amortization	-	2	-	2	170	172
Total operating expenses	22,441	1,968	368	24,777	3,856	28,633
Operating income (loss)	6,934	490	(3,461)	3,963	(3,856)	107
Interest income (expense)	(18)	-	-	(18)	(1,430)	(1,448)
Income (loss) from equity method affiliates	-	-	2,418	2,418	-	2,418
Income (loss) before income taxes	6,916	490	(1,043)	6,363	(5,286)	1,077
Income tax expense (benefit)	-	-	-	-	139	139
Net income (loss)	6,916	490	(1,043)	6,363	(5,425)	938
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(173)	(173)	-	(173)
Enterprise net income (loss)	6,916	490	(870)	6,536	(5,425)	1,111
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	782	782
Net income (loss) attributable to Cohen & Company Inc.	$6,916	$490	$(870)	$6,536	$(6,207)	$329

Other statement of operations data
Cash compensation as a percentage of revenue	61.31%	55.82%	5.11%	67.99%	N/A	71.36%
Operating income / (loss) as a percentage of revenue	23.61%	19.93%	111.90%	13.79%	N/A	0.37%
Net income / (loss) as a percentage of revenue	23.54%	19.93%	33.72%	22.14%	N/A	3.26%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	23.54%	19.93%	28.13%	22.74%	N/A	1.14%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$9,848	$-	$-	$9,848	$-	$9,848
Asset management	-	2,717	-	2,717	-	2,717
New issue and advisory	24,388	-	-	24,388	-	24,388
Principal transactions	(11,522)	-	(7,962)	(19,484)	-	(19,484)
Other income	-	548	547	1,095	-	1,095
Total revenues	22,714	3,265	(7,415)	18,564	-	18,564
Compensation	12,206	1,644	494	14,344	(653)	13,691
Stock based compensation	140	36	-	176	972	1,148
Business development	301	66	13	380	76	456
Occupancy and equipment	682	53	-	735	250	985
Subscriptions, clearing, and execution	1,863	86	75	2,024	62	2,086
Professional fee and other operating	1,303	463	182	1,948	1,501	3,449
Depreciation and amortization	-	1	-	1	123	124
Total operating expenses	16,495	2,349	764	19,608	2,331	21,939
Operating income / (loss)	6,219	916	(8,179)	(1,044)	(2,331)	(3,375)
Interest (expense) income	(20)	-	-	(20)	(1,646)	(1,666)
Income (loss) from equity method affiliates	-	-	29,045	29,045	-	29,045
Income (loss) before income taxes	6,199	916	20,866	27,981	(3,977)	24,004
Income tax expense (benefit)	-	-	-	-	498	498
Net income (loss)	6,199	916	20,866	27,981	(4,475)	23,506
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	16,270	16,270	-	16,270
Enterprise net income (loss)	6,199	916	4,596	11,711	(4,475)	7,236
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	5,213	5,213
Net income (loss) attributable to Cohen & Company Inc.	$6,199	$916	$4,596	$11,711	$(9,688)	$2,023

Other statement of operations data
Cash compensation as a percentage of revenue	53.74%	50.35%	6.66%	77.27%	N/A	73.75%
Operating income / (loss) as a percentage of revenue	27.38%	28.06%	110.30%	5.62%	N/A	18.18%
Net income / (loss) as a percentage of revenue	27.29%	28.06%	281.40%	150.73%	N/A	126.62%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	27.29%	28.06%	61.98%	63.08%	N/A	10.90%

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

BALANCE SHEET DATA

As of March 31, 2025

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$904,073	$5,671	$36,858	$946,602	$31,448	$978,050

Included within total assets:
Investments in equity method affiliates	$-	$-	$24,427	$24,427	$-	$24,427
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2024

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$888,780	$7,371	$44,175	$940,326	$30,823	$971,149

Included within total assets:
Investments in equity method affiliates	$-	$-	$23,430	$23,430	$-	$23,430
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

(1)

Unallocated assets primarily include: (i) amounts due from related parties; (ii) furniture and equipment, net; and (iii) other assets that are not considered necessary for an understanding of business segment assets. Such amounts are excluded from the business segment reporting to the CODM.

(2)	Goodwill and intangible assets are allocated to the Capital Markets and Asset Management business segments as indicated in the tables above.

Geographic Information

The Company conducts its business activities through offices in the following locations: (1) United States and (2) Europe.  Total revenues by geographic area are summarized as follows.

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Total Revenues:
United States	$27,489	$16,743
Europe	1,251	1,821
Total	$28,740	$18,564

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

Interest paid by the Company on its debt and redeemable financial instruments was  $1,417 and  $1,445 for the  three months ended March 31, 2025 and 2024, respectively.

The Company paid income taxes of $150 and $28 for the three months ended March 31, 2025 and 2024, respectively. The Company received no income tax refunds for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $502, a net decrease in AOCI of $13, and a decrease in non-controlling interest of $489. See note 16.

●	The Company recorded an accrual of $1,121 in accounts payable and other liabilities for dividends and distributions declared on March 10, 2025, which were paid after March 31, 2025.
●	The Company recorded a decrease in equity method affiliates of $113 and increase in other investments, at fair value of $113 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease of $505 in other investments, at fair value and a decrease of $505 in other investment sold, not yet purchased due to payment of shares to a former SPAC sponsor entity.
●	The Company recorded a decrease of $392 in other investments, at fair value resulting from an in-kind distribution to the non-convertible controlling interest.
●	The Company recorded a decrease in other receivables of $19, a decrease in due from broker of $1,120, and decrease of other investment, at fair value of $1,299, a decrease of other investments sold, not yet purchase, at fair value of $344, and a decrease of non-controlling interest of $1,691 resulting from the sale of the Company's interest in Vellar GP.

For the three months ended March 31, 2024, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $447, a net decrease in AOCI of $10, and a decrease in non-controlling interest of $437.  See note 16.

●	The Company recorded an accrual of $1,419 in accounts payable and other liabilities for dividends and distributions declared on March 6, 2024, which were paid after March 31, 2024.
●	The Company recorded an increase of $437 in due to related party and an increase of $222 in payroll withholdings and a corresponding decrease of $659 in equity relating to the redemption of LLC units by employees. See note 16.

23. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The Company has identified the following related party transactions for the three months ended March 31, 2025 and 2024. The transactions are listed by the related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, the Operating LLC and JKD Investor entered into the JKD Investment Agreement. The interest expense incurred relating to the JKD Investment Agreement is disclosed in the table below. See note 4.

Effective September 1, 2024, JKD Investor and the Operating LLC entered into the Redemption Agreement, which terminated the JKD Investment Agreement in its entirety and resulted in the full redemption of the redeemable financial instrument. Pursuant to the Redemption Agreement, the Company issued to JKD Investor the 2024 Note in the principal amount of $5,146. The interest incurred on the 2024 Note is disclosed in the table below. See notes 4 and 15.

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Notes. On January 31, 2022, the Operating LLC and JKD Investor entered into the 2022 Note Purchase Agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the 2020 Note in the aggregate principal amount of $4,500. See note 15. The Company incurred interest expense on this debt, which is disclosed in the table below.

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

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of March 31, 2025, the Company owned 1.86% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  As of  March 31, 2025, the Company owned 7.5% of the equity of CREO JV.

Vellar Opportunities GP, LLC

On February 25, 2025, the Operating LLC entered into (i) a Limited Liability Company Interest Purchase Agreement (the “Vellar Purchase Agreement”) with Jason Capone and Solomon Cohen, who is the son of our executive chairman, Daniel G. Cohen; and (ii) a Transition Services Agreement (the “Vellar Transition Services Agreement” and, together with the Vellar Purchase Agreement, the “Vellar Agreements”) with Vellar Opportunities GP LLC, a Delaware limited liability company (“Vellar GP”).

Prior to entering into the Vellar Agreements, the Operating LLC was the managing member and owner of 33.4% of Vellar GP.

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to each of Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025. For the three months ended March 31, 2025, the Company recorded net loss of $381 related to Vellar GP, which includes both the loss on sale and the results of operations for the 2025 period prior to the sale. This amount is not included in the table below.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to (i) pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234; and (ii) decrease the amount that the Operating LLC had previously agreed to pay to Vellar GP  in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084. See note 4.

Sponsor Entities of Other SPACs

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founders shares of the SPAC.  The sponsor  may be organized as a single legal entity or multiple entities under common control.  In either case, the entity (or entities) is referred to in this section as the sponsor of the applicable SPAC.  The Company had the following transaction with the SPAC sponsor below that was considered to be a related party that the Company did not consolidate.

FTAC Emerald Acquisition Corp. ("FTAC Emerald") is a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it is an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.  In February 2025, FTAC Emerald merged with Fold Holdings, Inc. and the 35,000 founders shares were reduced to an allocation of 19,775 shares which are held at FTAC Emerald pending distribution to the Company.

Other

The Company invests in sponsor entities of SPACs, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  March 31, 2025, the Company owned 2% of these entities in the aggregate. Income earned or loss incurred on the equity method investments is disclosed in other SPAC entities in the table below.

The following tables display the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended March 31,
	2025	2024

Asset management
CREO JV	$151	$184
U.S. Insurance JV	245	317
	$396	$501
Principal transactions and other income
CREO JV	$72	$159
U.S. Insurance JV	61	77
Other SPAC Entities	-	5
	$133	$241
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$316	$(116)
Other SPAC Entities	2,102	29,161
	$2,418	$29,045

Operating expense (income)
Duane Morris	$460	$158
Cohen Circle	(26)	(26)
	$434	$132
Interest expense (income)
JKD Investor	$286	$486
	$286	$486

 The following related party transactions are not included in the tables above.

E.  Directors and Employees

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program arrangement from the Company's executive chairman, Daniel G. Cohen.  The cost of the final year obligation is $1,208.  The arrangement allows for an allotted number of hours of air travel on select aircraft. The Company intends to use the air travel for general business purposes. During the three months ended March 31, 2025 and 2024, the Company recognized $204 and $0, respectively, of amortization expense on this lease, which is record in business development, occupancy, equipment expense in the consolidated statement of operations.

From time to time, the Company purchases produce from Grand Cru Farm as a benefit to its employees.  Grand Cru Farm is owned by Daniel G. Cohen.  The Company purchased $11 and $0 from Grand Cru Farm during the three months ended March 31, 2025 and 2024, respectively.

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., the Company's chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their eligible compensation. Contributions made on behalf of the Company were $140 for the three months ended March 31, 2025. Contributions made on behalf of the Company were $141 for the three months ended March 31, 2024.

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

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	March 31, 2025	December 31, 2024
CREO JV	$151	$74
Employee & other	681	458
SPAC Fund - other receivable	158	127
U.S. Insurance JV	245	282
Due from related parties	$1,235	$941

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

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of March 31, 2025, we had approximately $2.27 billion in assets under management (“AUM”) of which 42% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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

We generate our revenue by business segment primarily through the following activities.

Capital Markets:

●	Our trading activities, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading;
●	Revenue earned on our gestation repo program;
●

New issue and advisory revenue comprised primarily of (a) origination fees for newly created financial instruments originated by us; (b) revenue from advisory services; (c) underwriting; and (d) revenue associated with origination, arranging, or placing newly created financial instruments; and

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary JVB. A division of JVB, CCM is our full-service boutique investment bank, that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services. In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in our consolidated statement of operations.  Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and for our a CREO JV.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of March 31, 2025, 42% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed. See recent events below for discussion of our recent sale of CDO asset management contracts.

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

A portion of our revenues is generated from our principal investing activities. Therefore, our revenues are impacted by the overall market supply and demand of these investments as well as the individual performance of each investment. Our principal investments are included within other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.  More recently, a significant component of our principal investment revenue has come from SPAC related equity investments, primarily in entities that have been the result of sponsored SPAC business combinations, , share forward arrangements ("SFAs"), CCM engagements or related party sponsored SPAC business combinations.  Access to these investments is reliant on a robust SPAC market.  Performance of the resulting principal investments can be materially impacted by overall performance of the equity markets.  See notes 7 and 8 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As a complement to the SPAC Fund, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issued a separate series of interest for each investment portfolio, which typically consisted of investments in the sponsor entities of individual SPACs.  Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stock of SPACs that successfully complete a business combination underperform the market.  If volume of SPAC activity declines, our results of operations will likely be significantly negatively impacted.

Our CCM business is also heavily concentrated in the SPAC Market with most of its clients being SPACs or former SPACs.  In addition to earning new issue and advisory revenue in these engagements, we sometimes receive financial instruments as part of our compensation and this increases our investment in SPACs and former SPACs.

Equity prices of SPACs and post business combination SPACs declined significantly during 2024 and have remained volatile since.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we recorded significant principal transaction losses and equity method losses during 2024 and the first three months of 2025 in certain SPAC related investments.  Continued declines in the equity prices of these companies will result in further losses for us.

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

Interest Rates and Inflation

During 2022 and 2023, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation.  Recently, the US Federal Reserve reduced interest rates for the first time in several years.  It is unclear as to whether or how quickly interest rates will continue to decline.  However, for most of the periods presented herein, rates were rising or elevated versus historical lows, which negatively impacted our business in several ways:

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

Recent Events

Redemption of Redeemable Financial Instrument and Issuance of the 2024 Note

Effective September 1, 2024, we entered into the Redemption Agreement, which redeemed the JKD Investment Agreement in its entirety.  As of September 1, 2024, the investment balance of the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, we (i) paid $2,573 of the investment balance in cash, and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal is to be repaid as follows: (i) $2,573 of the principal amount will be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026. The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part at any time following January 31, 2025, without penalty or premium. See notes 4 and 15 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information relating to the Redemption Agreement and 2024 Note.

Sale of our interest in Vellar GP

On February 25, 2025, the Operating LLC entered into (i) a Limited Liability Company Interest Purchase Agreement (the “Vellar Purchase Agreement”) with Jason Capone and Solomon Cohen, who is the son of our executive chairman, Daniel G. Cohen; and (ii) a Transition Services Agreement (the “Vellar Transition Services Agreement” and, together with the Vellar Purchase Agreement, the “Vellar Agreements”) with Vellar GP.

Prior to entering into the Vellar Agreements, the Operating LLC was the managing member and owner of 33.4% of Vellar GP.

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025.  In the first quarter of 2025, we recorded a loss on sale of $836, which is included as component of principal transactions and other income in our consolidated statement of operations.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to (i) pay to the Operating LLC certain defined net revenue share amounts up to an aggregate of $4,234; and (ii) decrease the amount that the Operating LLC had previously agreed to pay to Vellar GP in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084.

Sale of Management Contracts

On March 13, 2025, we entered into a Master Transaction Agreement (the “MTA”) with an affiliate of Hildene Capital Management, LLC (“Hildene”), an SEC-registered investment adviser based in Stamford, Connecticut.  Hildene has been investing in CDOs backed by trust preferred securities ("TruPS") since the 2007-08 financial crisis, and has extensive experience with monitoring banks and insurance companies.

Pursuant to the MTA, we have agreed to sell, assign, transfer, and convey to Hildene all of our rights and obligations in and under the Collateral Management Agreements and Collateral Administration Agreements (each a “CDO Agreement” and together, the “CDO Agreements”) for (i) Alesco Preferred Funding III, Ltd., (ii) Alesco Preferred Funding IV, Ltd., (iii) Alesco Preferred Funding V, Ltd., (iv) Alesco Preferred Funding VI, Ltd., and (v) Alesco Preferred Funding VIII, Ltd. (each an “Issuer,” and, collectively, the “Issuers”) and all books and records with respect to each Issuer (collectively with the CDO Agreements, the “Assigned Assets”).

The MTA contemplates multiple closings following the date of the MTA (each a “Closing”), with each Closing to occur following the satisfaction of the conditions to Closing for the assignment of each CDO Agreement pursuant to the MTA (each CDO Agreement assigned at any Closing, an “Assigned CDO Agreement” and collectively, the “Assigned CDO Agreements”).

Pursuant to the MTA, Hildene has agreed to assume our obligations under the Assigned CDO Agreements to the extent such liabilities, obligations, and commitments relate to the period from and after the Closing of such Assigned CDO Agreement (collectively, the “Assumed Liabilities”). We agreed to retain our liabilities, obligations, and commitments arising under the Assigned CDO Agreements with respect to any period prior to the Closing of such Assigned CDO Agreement (the “Retained Liabilities”).

Pursuant to the MTA, the aggregate base purchase price for the Assigned Assets is $3,500 (the “Aggregate Base Purchase Price”). The Aggregate Base Purchase Price has been allocated among the Assigned Assets by CDO Agreement. Pursuant to the MTA, if we receive any management fees pursuant to a CDO Agreement during the period from March 1, 2025 through the date of the Closing relating to such CDO Agreement, then the Aggregate Base Purchase Price and allocated purchase price relating to such CDO Agreement will each be reduced, dollar for dollar, by the amount of such management fees so received by us.  Through March 31, 2025, we have recognized $352 in asset management revenue that will ultimately reduce the $3,500 purchase price if all consents are obtained and all closings are effectuated.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and 2024.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2025	2024	$ Change	% Change
Revenues
Net trading	$9,211	$9,848	$(637)	(6%)
Asset management	2,020	2,717	(697)	(26%)
New issue and advisory	33,239	24,388	8,851	36%
Principal transactions and other income (loss)	(15,730)	(18,389)	2,659	14%
Total revenues	28,740	18,564	10,176	55%

Operating expenses
Compensation and benefits	21,666	14,839	(6,827)	(46%)
Business development, occupancy, equipment	1,829	1,441	(388)	(27%)
Subscriptions, clearing, and execution	2,174	2,086	(88)	(4%)
Professional fee and other operating	2,792	3,449	657	19%
Depreciation and amortization	172	124	(48)	(39%)
Total operating expenses	28,633	21,939	(6,694)	(31%)

Operating income / (loss)	107	(3,375)	3,482	103%

Non-operating income / (expense)

Interest expense, net	(1,448)	(1,666)	218	13%
Income / (loss) from equity method affiliates	2,418	29,045	(26,627)	(92%)
Income / (loss) before income taxes	1,077	24,004	(22,927)	(96%)
Income tax expense / (benefit)	139	498	359	72%
Net income / (loss)	938	23,506	(22,568)	(96%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(173)	16,270	16,443	101%
Enterprise net income / (loss)	1,111	7,236	(6,125)	(85%)
Less: Net income (loss) attributable to the convertible non-controlling interest	782	5,213	4,431	85%
Net income / (loss) attributable to Cohen & Company Inc.	$329	$2,023	(1,694)	(84%)

Revenues

Revenues increased by $10,176, or 55%, to $28,740 for the three months ended March 31, 2025, as compared to $18,564 for the three months ended March 31, 2024. Each line item is discussed below in more detail.

Net Trading

Net trading revenue decreased by $637, or 6%, to $9,211 for the three months ended March 31, 2025, as compared to $9,848 for the three months ended March 31, 2024.  The following table shows the detail by trading group.

NET TRADING

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024	Change
Mortgage	$949	$1,314	$(365)
Gestation Repo	4,180	3,457	723
High Yield Corporates	394	2,285	(1,891)
CMOs	434	203	231
SBAs	428	-	428
Structured Notes	1,313	-	1,313
Other	1,513	2,589	(1,076)
Total	$9,211	$9,848	$(637)

Our net trading revenue includes unrealized gains on our trading investments as of the applicable measurement date that may never be realized due to changes in market or other conditions not under our control.  This may adversely affect the ultimate value realized from these investments. In addition, our net trading revenue also includes realized gains on certain proprietary trading positions. Our ability to derive trading gains from such trading positions is subject to overall market conditions. Due to volatility and uncertainty in the capital markets, the net trading revenue recognized may not be indicative of future results. Furthermore, from time to time, some of the assets included in the investments-trading line of our consolidated balance sheets represent level 3 valuations within the FASB valuation hierarchy. Level 3 assets are carried at fair value based on estimates derived using internal valuation models and other estimates. See notes 7, 8, and 9 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The fair value estimates made by us may not be indicative of the final sale price at which these assets may be sold.  We consider our gestation repo business to be subject to significant concentration risk.  See note 10 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  All net trading revenue is included in our Capital Markets segment. See note 21 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

	As of March 31,		As of December 31,
	2025	2024	2024	2023
Company-sponsored CDOs	$953,363	$983,361	$965,887	$995,191
Other Investment Vehicles (1)	1,322,369	1,329,471	1,339,310	1,362,484
Assets under management (2)	$2,275,732	$2,312,832	$2,305,197	$2,357,675

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

Asset management fees decreased by $697, or 26%, to $2,020 for the three months ended March 31, 2025, as compared to $2,717 for the three months ended March 31, 2024, as discussed in more detail below. The following table provides a more detailed comparison of the two periods:

ASSET MANAGEMENT

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024	Change
CDOs	$385	$396	$(11)
Other	1,635	2,321	(686)
Total	$2,020	$2,717	$(697)

Asset management fees from CDOs remained relatively flat.  Asset management fees from other decreased primarily due to the recognition in 2024 of deferred performance fees related to a certain PriDe Fund.

New Issue and Advisory

New issue and advisory revenue increased by $8,851 to $33,239 for the three months ended March 31, 2025, as compared to $24,388 for the three months ended March 31, 2024.  All of the new issue and advisory revenue recognized in both periods resulted from CCM's activities.

Our revenue earned from new issue and advisory has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition. In addition, we often incur certain costs related to new issue engagements.  These costs are included as a component of either subscriptions, clearing and execution, or professional fees and other.  All new issue revenue is included in our Capital Markets segment.  See note 21 to our consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q.

CCM, a division of JVB, is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets and SPAC advisory services.  In addition, we sometimes generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in the consolidated statement of operations.  Further, it should be noted that the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time; (ii) convertible or non-convertible debt investments that are not publicly traded; (iii) equity investments in special purpose entities that are not publicly traded; or (iv) unrestricted common stock investments in public companies but the companies do not have significant trading volume.  Therefore, it may take us a significant period of time to liquidate these investments.  We may suffer significant principal transactions loss prior to final liquidation of these financial instruments, which will impact the results of our Capital Markets segment.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $2,659 to ($15,730) for the three months ended March 31, 2025, as compared to ($18,389) for the three months ended March 31, 2024.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024	Change
Interests in public companies
Brand Engagement Network, Inc. (NASDAQ: BNAI)	$(790)	$-	$(790)
Captivision Inc. (NASDAQ: CAPT)	1,123	506	617
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	14	(289)	303
Critical Metals Corp. (NASDAQ: CRML)	(289)	200	(489)
Next.e.GO N.V. (OTC: EGOXF)	-	(7,353)	7,353
Fold Holdings, Inc. (NASDAQ: FLD)	(982)	-	(982)
Rezolve AI PLC (NASDAQ: RZLV)	(615)	-	(615)
Semilux International Ltd. (NASDAQ: SELX)	-	(2,406)	2,406
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	-	(1,875)	1,875
USA Rare Earth, Inc. (NASDAQ: USAR)	(11,065)	-	(11,065)
Veea Inc. (NASDAQ: VEEA)	(511)	-	(511)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	-	(1,438)	1,438
Zapata Computing Holdings Inc. (OTC: ZPTA)	-	1,497	(1,497)
Other	40	(364)	404
Capital Markets principal transactions	(13,075)	(11,522)	(1,553)
			-
Interests in public companies:
Critical Metals Corp. (NASDAQ: CRML)	(2,393)	-	(2,393)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(1)	(261)	260
Payoneer Global Inc. (NASDAQ: PAYO)	(751)	(95)	(656)
Rezolve AI PLC (NASDAQ: RZLV)	(505)	-	(505)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	-	(6,315)	6,315
CREO JV	72	159	(87)
U.S. Insurance JV	61	77	(16)
SFAs	1,404	(1,573)	2,977
Other	(217)	46	(263)
Principal Investing	(2,330)	(7,962)	5,632

Total principal transactions	(15,405)	(19,484)	4,079

IIFC revenue share	469	543	(74)
Sale of Vellar GP	(836)	-	(836)
All other income	42	552	(510)
Other income	(325)	1,095	(1,420)

Principal transactions and other income (loss)	$(15,730)	$(18,389)	$2,659

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

We have engaged in several SFA transactions. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the periods presented.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  Most our SFA transactions were undertaken in Vellar GP.  We sold our interest in Vellar GP during the three months ended March 31, 2025.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $8,644 in connection with this revenue share arrangement.

Operating Expenses

Operating expenses increased by $6,694, or 31%, to $28,633 for the three months ended March 31, 2025, as compared to $21,939 for the three months ended March 31, 2024. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $6,827, or 46%, to $21,666 for the three months ended March 31, 2025, as compared to $14,839 for the three months ended March 31, 2024.

COMPENSATION AND BENEFITS

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024	Change
Cash compensation and benefits	$20,508	$13,691	$6,817
Equity-based compensation	1,158	1,148	10
Total	$21,666	$14,839	$6,827

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The increase was primarily the result of increased incentive compensation.  Our total headcount was 117 at March 31, 2025 and 116 at March 31, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $388, or 27%, to $1,829 for the three months ended March 31, 2025, as compared to $1,441 for the three months ended March 31, 2024.  This increase was comprised of an increase in occupancy and equipment of $14, and an increase in business development of $374.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $88, or 4%, to $2,174 for the three months ended March 31, 2025, as compared to $2,086 for the three months ended March 31, 2024. The increase was comprised of an increase in subscriptions and dues of $262, partially offset by a decrease in clearing and execution of $174.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses decreased by $657, or 19%, to $2,792 for the three months ended March 31, 2025, as compared to $3,449 for the three months ended March 31, 2024. This decrease was comprised of a decrease in professional fees of $701, partially offset by an increase in other operating expense of $44.

Depreciation and Amortization

Depreciation and amortization increased by $48, or 39%, to $172 for the three months ended March 31, 2025, as compared to $124 for the three months ended March 31, 2024.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $218 to $1,448 for the three months ended March 31, 2025, as compared to $1,666 for the three months ended March 31, 2024.

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024	Change
Junior subordinated notes	$1,144	$1,161	$(17)
2020/2024 Notes	286	127	159
Byline Credit Facility	18	19	(1)
Redeemable Financial Instrument - JKD Investor	-	359	(359)
	$1,448	$1,666	$(218)

See notes 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $26,627 to $2,418 for the three months ended March 31, 2025, as compared to $29,045 for the three months ended March 31, 2024.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2025	2024	Change
Dutch Real Estate Entities	$316	$(116)	$432
SPAC Sponsor Entities and Other	2,102	29,161	(27,059)
Total	$2,418	$29,045	$(26,627)

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

	Three Months Ended March 31,
	2025	2024	Change
African Agriculture Holdings Inc. (OTC: AAGR)	$-	$(1,581)	$1,581
Brand Engagement Network, Inc. (NASDAQ: BNAI)	-	8,000	(8,000)
Critical Metals Corp. (NASDAQ: CRML)	(367)	5,548	(5,915)
Next.e.GO N.V. (OTC: EGOXF)	-	(264)	264
Fold Holdings, Inc. (NASDAQ: FLD)	2,364	(1)	2,365
Murano Global Investments Plc (NASDAQ: MRNO)	217	16,736	(16,519)
Rezolve AI PLC (NASDAQ: RZLV)	(109)	(59)	(50)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	-	2,998	(2,998)
Zoomcar Holdings, Inc. (NASDAQ: ZCAR)	-	(2,384)	2,384
Other	(3)	168	(171)
Total	$2,102	$29,161	$(27,059)

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $359 to $139 for the three months ended March 31, 2025, as compared to $498 for the three months ended March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024	Change
Current	$54	$557	$503
Deferred	85	(59)	(144)
Total	$139	$498	$359

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

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended March 31, 2025, Cohen & Company Inc. owned 29.6% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 70.4% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended March 31, 2025 and 2024 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Three Months Ended March 31,
	2025	2024	Change
Other SPAC Sponsor Investor	$(1,037)	$17,034	$18,071
Vellar GP	864	(764)	(1,628)
Total	$(173)	$16,270	$16,443

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. We sold our interest in Vellar GP during the three months ended March 31, 2025.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended March 31, 2025 and 2024 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended March 31, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$1,077	$-	$1,077
Income tax expense / (benefit)	140	(1)	139
Net income / (loss) after tax	937	1	938
Other consolidated subsidiary non-controlling interest	(173)
Net income / (loss) attributable to the Operating LLC	1,110
Average effective Operating LLC non-controlling interest % (1)	70.45%
Operating LLC non-controlling interest	$782

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Three Months Ended March 31, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$24,004	$-	$24,004
Income tax expense / (benefit)	486	12	498
Net income / (loss) after tax	23,518	(12)	23,506
Other consolidated subsidiary non-controlling interest	16,270
Net income / (loss) attributable to the Operating LLC	7,248
Average effective Operating LLC non-controlling interest % (1)	71.92%
Operating LLC non-controlling interest	$5,213

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. JVB is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFESA is subject to the regulations of the ACPR, which imposes minimum capital requirements.  See note 25 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On May 1, 2025, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on June 2, 2025 to stockholders of record as of May 16, 2025.

Excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items, we had no other financing transactions in excess of $1,000 during the three months ended March 31, 2025 and 2024.  See note 22 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

As of March 31, 2025 and December 31, 2024, we maintained cash and cash equivalents of $ 13,985 and $ 19,590, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities	$(6,372)	$5,137
Cash flow from investing activities	4,189	(2,856)
Cash flow from financing activities	(3,631)	(999)
Effect of exchange rate on cash	209	(103)
Net cash flow	(5,605)	1,179
Cash and cash equivalents, beginning	19,590	10,650
Cash and cash equivalents, ending	$13,985	$11,829

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2025

As of March 31, 2025, our cash and cash equivalents were $ 13,985, representing a decrease of $ 5,605 from December 31, 2024. The decrease was attributable to cash used in operating activities of $ 6,372, cash provided by investing activities of $ 4,189, cash used in financing activities of $ 3,631, and an  increase in cash caused by the change in exchange rates of $ 209.

The cash used in operating activities of $ 6,372 was comprised of (a) net cash outflows of $ 4,794 related to working capital fluctuations; (b) net cash inflows of $ 789 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $ 2,367 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 4,189 was comprised of (a) $14,657 of sales and returns of principal from other investments, at fair value; (b) $1,308 of distributions received from equity method affiliates; partially offset by (c) $11,186 in cash used to purchase other investments, at fair value; (d) $433 in reduction in cash from the disposal of our interest in Vellar GP; and (e)  $157 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 3,631 was comprised of (a) $340 in cash used to net settle equity awards; (b) $383 in dividends paid on Common Stock; (c) $1,110 in convertible non-controlling interest distributions; (d) $954 in redemption of convertible non-controlling interest units; and (e) $844 of non-convertible non-controlling interest distributions.

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

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: JVB in the United States and CCFESA in France. As a U.S. broker-dealer, JVB is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2025 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

(Dollars in Thousands)

March 31, 2025
United States	$250
Europe	670
Total	$920

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2025, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $46,717. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from JVB

As of March 31, 2025, our total equity on a consolidated basis was $85,660 and the total equity of JVB was $78,120.  Therefore, only $7,540 of equity existed outside of JVB.  However, it should be noted that our non-convertible non-controlling interest represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of March 31, 2025, our non-convertible non-controlling interest balance was $8,362.  Therefore, we have an available equity deficit outside of JVB of $822 as of March 31, 2025.

From time to time, we may need to take distributions of income (and potentially returns of capital) from JVB to satisfy the cash needs as a result of the losses incurred outside of JVB or to satisfy other obligations that come due outside of JVB.  However, we are subject to significant limitations on our ability to make distributions from JVB.  These limitations include limitations imposed by FINRA under Rule 15c3-1 under the Exchange Act (described immediately above) and limitations under our line of credit with Byline Bank (see note 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  Furthermore, counterparties to JVB have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from JVB (beyond its net income), we may not be able to trade with certain counterparties, which may cause JVB’s operations to deteriorate.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2025 and the twelve months ended December 31, 2024 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2025	For the Twelve Months Ended December 31, 2024
Receivables under resale agreements
Period end	$673,700	$668,259
Monthly average	$670,197	$566,987
Maximum month end	$673,700	$743,654
Securities sold under agreements to repurchase
Period end	$707,454	$695,966
Monthly average	$700,295	$570,715
Maximum month end	$707,454	$742,120

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

DETAIL OF DEBT

(Dollars in Thousands)

	As of	As of	Interest
Description	March 31, 2025	December 31, 2024	Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2024 Note")	$5,146	$5,146	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.55%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.71%	March 2035
Less unamortized discount	(22,774)	(22,867)
	25,351	25,258

Byline Credit Facility	-	-	Variable	NA	June 2025
Total	$34,997	$34,904

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2025 on a combined basis was 20.01% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2025.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2025 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

March 31, 2025

(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$21,725	$2,284	$4,902	$4,776	$9,763
Maturity of 2024 Note (1)	5,146	2,573	2,573	-	-
Interest on 2024 Note (1)	720	514	206	-	-
Maturity of 2020 Note (1)	4,500	4,500	-	-	-
Interest on 2020 Note (1)	586	586	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	47,475	4,146	8,293	8,293	26,743
Other Operating Obligations (3)	1,410	1,143	251	16	-
	$129,687	$15,746	$16,225	$13,085	$84,631

(1)	The 2020 Notes mature on January 31, 2026. The 2024 Notes mature on August 31, 2026.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 8.55% (based on the Term SOFR rate in effect as of March 31, 2025 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 8.71% (based on the Term SOFR rate in effect as of March 31, 2025 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statements.  The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, which was clarified in ASU 2025-01. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2025, we would incur a loss of $1,978 if the yield curve rises 100 bps across all maturities and a gain of $1,978 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2025, our equity price sensitivity was $1,323 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2025, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,185 as of March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated by reference to the headings titled “Commitments and Contingencies” in note 20 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2024.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 through January 31, 2025	-	$-	-	34,704
February 1 through February 28, 2025	-	$-	-	34,704
March 1 through March 31, 2025	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated by any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10.1	Master Transaction Agreement, dated March 13, 2025, by and between Cohen and Company Financial Management, LLC and HCMC III, LLC.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Three Months Ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Equity for the Three and Three Months Ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: May 2, 2025		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 2, 2025		Executive Vice President, Chief Financial Officer, and Treasurer