Form 10-Q
period 2025-06-30
Cohen & Co Inc.
filed 2025-08-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of  July 29, 2025, there were 2,035,863 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

June 30, 2025

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

●	losses caused by financial or other problems experienced by third parties;
●	losses due to unidentified or unanticipated risks;
●	losses (whether realized or unrealized) on our principal investments including those received as non-cash consideration for investment banking services we provide.
●	a lack of liquidity, i.e., ready access to funds for use in our businesses, or the availability of financing at prohibitive rates;
●	the ability to attract and retain personnel;
●	the ability to meet regulatory capital requirements administered by federal agencies;
●	the ability to pay dividends;
●	an inability to generate incremental income from acquired, newly established, or expanded businesses;
●	unanticipated market closures due to inclement weather or other disasters;
●	the volume of trading in securities including collateralized securities transactions;
●	the liquidity in capital markets;
●	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
●	changing interest rates and their impacts on U.S. residential mortgage volumes;
●	competitive conditions in each of our business segments;
●	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
●	the potential misconduct or errors by our employees or entities with which we conduct business; and
●	the potential for litigation and other regulatory liability.

Our Internet website is www.cohenandcompany.com and we make available on our website our filings with the Securities and Exchange Commission (“SEC”), including annual reports, quarterly reports, current reports, and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-Q. We also use our website to disseminate other material information to our investors (on the Home Page and in the “Investor Relations” section). Also, we post on our website our press releases and information about any public conference calls that we may conduct (including the scheduled dates, times, and the methods by which investors and others can listen to any of those calls), and we make available for replay webcasts of those calls and other presentations for a limited time, if applicable.

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

“Cohen Securities” refers to Cohen & Company Securities, LLC, a wholly owned broker-dealer subsidiary of Cohen & Company Securities Holdings, L.P. (“Cohen Securities Holdings”). Cohen Securities Holdings is a wholly owned subsidiary of the Operating LLC. Prior to July 1, 2025, Cohen & Company Securities, LLC was known as J.V.B. Financial Group, LLC. "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority-owned subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France; "CCM" refers to Cohen & Company Capital Markets, a division of Cohen Securities, the Company's full-service boutique investment bank, which focuses on mergers and acquisitions ("M&A"), underwriting, capital markets and special purpose acquisition company ("SPAC") advisory services.

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2025
	(unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$25,996	$19,590
Receivables from brokers, dealers, and clearing agencies	36,011	45,650
Due from related parties	1,289	941
Other receivables	9,432	6,526
Investments-trading	170,955	148,332
Other investments, at fair value	50,575	35,262
Receivables under resale agreements	790,874	668,259
Investments in equity method affiliates	24,681	23,430
Deferred income taxes	1,774	2,257
Goodwill	109	109
Right-of-use asset - operating leases	14,833	15,540
Other assets	5,121	5,253
Total assets	$1,131,650	$971,149

Liabilities
Payables to brokers, dealers, and clearing agencies	$79,742	$66,655
Accounts payable and other liabilities	8,373	10,913
Accrued compensation	48,750	17,770
Lease liability - operating leases	16,322	16,575
Trading securities sold, not yet purchased	37,160	36,432
Other investments sold, not yet purchased, at fair value	-	1,651
Securities sold under agreements to repurchase	816,290	695,966
Debt	32,555	34,904
Total liabilities	1,039,192	880,866

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 2,035,863 and 2,040,052 shares issued and outstanding, respectively, including 295,008 and 404,971 unvested or restricted share awards, respectively	21	20
Additional paid-in capital	77,767	76,704
Accumulated other comprehensive loss	(915)	(1,007)
Accumulated deficit	(33,540)	(34,016)
Total stockholders' equity	43,360	41,728
Non-controlling interest	49,098	48,555
Total equity	92,458	90,283
Total liabilities and equity	$1,131,650	$971,149

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Net trading	$10,757	$8,798	$19,968	$18,646
Asset management	2,168	2,078	4,188	4,795
New issue and advisory	37,411	6,500	70,650	30,888
Principal transactions and other income (loss)	9,535	(6,578)	(6,195)	(24,967)
Total revenues	59,871	10,798	88,611	29,362

Operating expenses
Compensation and benefits	44,323	10,699	65,989	25,538
Business development, occupancy, equipment	1,988	1,591	3,817	3,032
Subscriptions, clearing, and execution	2,332	2,217	4,506	4,303
Professional fee and other operating	3,561	2,533	6,353	5,982
Depreciation and amortization	172	125	344	249
Total operating expenses	52,376	17,165	81,009	39,104

Operating income (loss)	7,495	(6,367)	7,602	(9,742)

Non-operating income (expense)
Interest expense, net	(1,496)	(1,425)	(2,944)	(3,091)
Gain on sale of management contracts	837	-	837	-
Income (loss) from equity method affiliates	(1,437)	(5,996)	981	23,049
Income (loss) before income tax expense (benefit)	5,399	(13,788)	6,476	10,216
Income tax expense (benefit)	771	(205)	910	293
Net income (loss)	4,628	(13,583)	5,566	9,923
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(141)	(5,206)	(314)	11,064
Enterprise net income (loss)	4,769	(8,377)	5,880	(1,141)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	3,361	(6,028)	4,143	(815)
Net income (loss) attributable to Cohen & Company Inc.	$1,408	$(2,349)	$1,737	$(326)
Income (loss) per share data (see note 19)
Income (loss) per common share-basic:
Basic income (loss) per common share	$0.81	$(1.45)	$1.01	$(0.20)
Weighted average shares outstanding-basic	1,740,307	1,615,902	1,722,409	1,598,646
Income (loss) per common share-diluted:
Diluted income (loss) per common share	$0.81	$(1.47)	$1.00	$(0.20)
Weighted average shares outstanding-diluted	5,912,753	5,682,360	5,883,087	5,657,587

Comprehensive income (loss):
Net income (loss)	$4,628	$(13,583)	$5,566	$9,923
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	239	(15)	355	(66)
Other comprehensive income (loss), net of tax of $0	239	(15)	355	(66)
Comprehensive income (loss)	4,867	(13,598)	5,921	9,857
Less: comprehensive income (loss) attributable to the non-controlling interest	3,388	(11,245)	4,079	10,202
Comprehensive income (loss) attributable to Cohen & Company Inc.	$1,479	$(2,353)	$1,842	$(345)

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2025
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2024	$27	$20	$76,704	$(34,016)	$(1,007)	$41,728	$48,555	$90,283
Net income	-	-	-	329	-	329	609	938
Other comprehensive income	-	-	-	-	34	34	82	116
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	502	-	(13)	489	(499)	(10)
Equity-based compensation	-	1	343	-	-	344	814	1,158
Shares withheld for employee taxes	-	-	(102)	-	-	(102)	(238)	(340)
Dividends/distributions to convertible non-controlling interest	-	-	-	(818)	-	(818)	(1,796)	(2,614)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(954)	(954)
Sale of Interest in Vellar GP	-	-	-	-	-	-	(1,691)	(1,691)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(1,236)	(1,236)
March 31, 2025	$27	$21	$77,447	$(34,505)	$(986)	$42,004	$43,646	$85,650
Net income	-	-	-	1,408	-	1,408	3,220	4,628
Other comprehensive income	-	-	-	-	71	71	168	239
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	10	-	-	10	-	10
Equity-based compensation	-	-	310	-	-	310	738	1,048
Shares withheld for employee taxes	-	-	-	-	-	-	(3)	(3)
Dividends/distributions to convertible non-controlling interest	-	-	-	(443)	-	(443)	(1,340)	(1,783)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	2,669	2,669
June 30, 2025	$27	$21	$77,767	$(33,540)	$(915)	$43,360	$49,098	$92,458

	Cohen & Company Inc.
	Six Months Ended June 30, 2024
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797
Net income	-	-	-	2,023	-	2,023	21,483	23,506
Other comprehensive (loss)	-	-	-	-	(15)	(15)	(36)	(51)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	447	-	(10)	437	(437)	-
Equity-based compensation	-	-	325	-	-	325	823	1,148
Shares withheld for employee taxes	-	-	(52)	-	-	(52)	(133)	(185)
Dividends/distributions to convertible non-controlling interest	-	-	-	(647)	-	(647)	(1,586)	(2,233)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(659)	(659)
March 31, 2024	$27	$19	$75,314	$(30,638)	$(969)	$43,753	$69,570	$113,323
Net income	-	-	-	(2,349)	-	(2,349)	(11,234)	(13,583)
Other comprehensive (loss)	-	-	-	-	(4)	(4)	(11)	(15)
Common issued, net	-	-	154	-	-	154	-	154
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	198	-	(4)	194	(194)	-
Equity-based compensation	-	-	329	-	-	329	827	1,156
Shares withheld for employee taxes	-	-	(2)	-	-	(2)	(2)	(4)
Dividends/distributions to convertible non-controlling interest	-	-	-	(410)	-	(410)	(1,436)	(1,846)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(3,567)	(3,567)
June 30, 2024	$27	$19	$75,993	$(33,397)	$(977)	$41,665	$53,953	$95,618

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$5,566	$9,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	2,205	2,304
Loss (gain) on other investments, at fair value	7,329	48,060
Loss (gain) on other investments, sold not yet purchased	(802)	(20,999)
Loss (gain) on disposal of interest in Vellar GP	836	-
Noncash advisory fees received	(31,326)	(11,140)
(Income) loss from equity method affiliates	(981)	(23,049)
Depreciation and amortization	344	249
Amortization of discount on debt	224	(27)
Deferred tax provision (benefit)	483	(50)
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	21,606	(37,521)
Change in receivables from / payables to related parties, net	(348)	(222)
(Increase) decrease in other receivables	(2,925)	(2,478)
(Increase) decrease in investments-trading	(22,623)	58,349
(Increase) decrease in receivables under resale agreements	(122,615)	(133,547)
(Increase) decrease in other assets	1,065	413
Increase (decrease) in accounts payable and other liabilities	(3,092)	(1,802)
Increase (decrease) in accrued compensation	30,980	(3,032)
Increase (decrease) in trading securities sold, not yet purchased	728	(18,032)
Increase (decrease) in securities sold under agreements to repurchase	120,324	133,531
Net cash provided by (used in) operating activities	6,978	930
Investing activities
Purchase of other investments, at fair value	(14,856)	(34,289)
Purchase of other investments sold, not yet purchased, at fair value	-	(1,267)
Reduction in cash from disposal of interest in Vellar GP	(433)	-
Sales and returns of principal - other investments, at fair value	22,437	41,544
Sales and returns of principal - other investments sold, not yet purchased, at fair value	-	214
Investment in equity method affiliate	(2,675)	(134)
Distribution from equity method affiliate	1,312	857
Purchase of furniture, equipment, and leasehold improvements	(570)	(474)
Net cash provided by (used in) investing activities	5,215	6,451
Financing activities
Repayment of 2024 Note	(2,573)
Cash used to net share settle equity awards	(343)	(189)
Proceeds from issuance of common stock	-	154
Cohen & Company Inc. dividends	(1,261)	(1,057)
Convertible non-controlling interest distributions	(3,136)	(3,022)
Redemption of convertible non-controlling units	(954)	(659)
Non-convertible non-controlling interest investment	2,669	-
Non-convertible non-controlling interest distributions	(844)	(3,567)
Net cash provided by (used in) financing activities	(6,442)	(8,340)
Effect of exchange rate on cash	655	(116)
Net increase (decrease) in cash and cash equivalents	6,406	(1,075)
Cash and cash equivalents, beginning of period	19,590	10,650
Cash and cash equivalents, end of period	$25,996	$9,575

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of June 30, 2025, the Company had $2.2 billion in assets under management (“AUM”) of which $0.9 billion was in collateralized debt obligations (“CDOs”). The remaining portion of AUM was from a diversified mix of Investment Vehicles (as defined herein).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis. Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company.  “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “Cohen Securities” refers to Cohen & Company Securities, LLC,  a wholly owned broker-dealer subsidiary of Cohen & Company Securities Holdings, L.P (“Cohen Securities Holdings”). Cohen Securities Holdings is a wholly owned subsidiary of the Operating LLC. Prior to July 1, 2025, Cohen & Company Securities, LLC was known as J.V.B. Financial Group, LLC. "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a consolidated subsidiary regulated by the Autorite de Controle Prudentiel et de Resolution ("ACPR") in France. "CCM," a division of Cohen Securities, refers to Cohen & Company Capital Markets, the Company's full-service boutique investment bank, which focuses on M&A, underwriting, capital markets, and SPAC advisory services.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of fixed income sales, trading, underwriting, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments.  In addition to these fixed income activities, the Company has a SPAC equity trading group.   The Company operates its capital markets activities primarily through its subsidiaries: Cohen Securities in the United States and CCFESA in Europe.  A division of Cohen Securities, CCM is the Company's full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services.  The Company's Capital Markets business segment also includes unrealized and realized gains and losses on its other investments, at fair value and other investments sold, not yet purchased, at fair value that were acquired as part of its CCM business.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and  six months ended June 30, 2025.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation— Stock Compensation  (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.  The amendments in this ASU affect the timing of revenue recognition for entities that offer to pay share-based consideration (e.g., equity instruments) to a customer (or to other parties that purchase the entity’s goods or services from the customer) to incentivize the customer (or its customers) to purchase its goods and services. Specifically, the amendments clarify the requirements for share-based consideration payable to a customer that vests upon the customer purchasing a specified volume or monetary amount of goods and services from the entity.  The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs (if applicable). However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s debt was estimated to be $41,934 and $44,352, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Columbus Circle Capital Corp I

On May 19, 2025, Columbus Circle Capital Corp I (NASDAQ: CCCMU) (the "Columbus Circle SPAC"), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 25,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 1 Sponsor Corp LLC, the sponsor of the Columbus Circle SPAC (the “Columbus Circle Sponsor”). CCM, a division of the Company’s broker-dealer subsidiary, Cohen Securities, acted as the lead underwriter in the IPO.

Each Unit consists of one Class A ordinary share of the Columbus Circle SPAC, par value $0.0001 per share (“Class A Ordinary Shares”), and one-half of one warrant (each, a “Warrant”), where each whole Warrant entitles the holder to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $250,000 (before underwriting discounts and commissions and offering expenses).

If the Columbus Circle SPAC fails to consummate a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless the Columbus Circle SPAC’s shareholders approve an amendment to the Columbus Circle SPAC’s amended and restated memorandum and articles of association to extend the amount of time the Columbus Circle SPAC will have to consummate a Business Combination.

The Columbus Circle Sponsor purchased an aggregate of 265,000 of the Columbus Circle SPAC’s placement units (“Placement Units”) in a private placement that occurred simultaneously with the IPO (the “Private Placement”) for an aggregate of $2,650 or $10.00 per Placement Unit. Additionally, Cohen Securities used its underwriting fee of $3,920 to purchase 392,000 Placement Units in the Private Placement for an aggregate of $3,920. Each Placement Unit consists of one Class A Ordinary Share and one-half of one warrant (a “Placement Warrant”). The Placement Units are identical to the Units sold in the IPO except that Placement Units (including the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) (i)   may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Columbus Circle SPAC’s Business Combination, (ii) will be entitled to certain registration rights, and (iii) with respect to the Placement Warrants held by Cohen Securities and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules. Subject to certain limited exceptions, the Placement Units (including the underlying Placement Warrants and Class A Ordinary Shares and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of the Columbus Circle SPAC’s Business Combination.

The $2,650 invested by the Columbus Circle Sponsor in consideration for the above-described 265,000 Placement Units of the Columbus Circle SPAC was raised from third party investors. As the managing member of the Columbus Circle Sponsor, the Operating LLC consolidates the Columbus Circle Sponsor and treats the Columbus Circle Sponsor’s investment (as well as Cohen Securities' investment) in the Columbus Circle SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

A total of $250,000 of the net proceeds from the Private Placement and the IPO were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a Business Combination is not consummated), none of the funds held in the trust account will be released until the earliest of (i) the completion of the Columbus Circle SPAC’s Business Combination, (ii) the redemption of the Columbus Circle SPAC’s public Class A Ordinary Shares if the Columbus Circle SPAC is unable to complete its Business Combination within 24 months from the completion of the IPO, and (iii) the redemption of the Columbus Circle SPAC’s public Class A Ordinary Shares properly submitted in connection with a shareholder vote to amend the Columbus Circle SPAC Articles to (A) modify the substance or timing of the Columbus Circle SPAC’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of the Columbus Circle SPAC’s public shares if the Columbus Circle SPAC has not consummated a Business Combination within 24 months from the completion of the IPO, or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-Business Combination activity. If the Columbus Circle SPAC does not complete a Business Combination, the Placement Units will expire worthless.

The Columbus Circle Sponsor holds an aggregate of 8,333,333 founder shares in the Columbus Circle SPAC. Subject to certain limited exceptions, the founder shares will not be transferable or salable until the earlier to occur of: (i) six months after the completion of the IPO, and (ii) the date on which the Columbus Circle SPAC completes a liquidation, merger, share exchange, or other similar transaction after its Business Combination that results in all of the Columbus Circle SPAC’s shareholders having the right to exchange their Class A Ordinary Shares underlying the founder shares for cash, securities or other property.

Certain non-controlling interests in the Columbus Circle Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle Sponsor, either directly or indirectly, and have an interest in the Columbus Circle SPAC’s founder shares through such membership interests in the Columbus Circle Sponsor. The number of the Columbus Circle SPAC’s founders shares in which such non-controlling interests in the Columbus Circle Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of the Columbus Circle SPAC’s founder shares currently allocated to the Operating LLC is 2,101,666, but such number of founder shares will also not be finally and definitively determined until the consummation of a Business Combination.

In connection with the IPO, the Columbus Circle Sponsor has agreed to indemnify the Columbus Circle SPAC for all claims by third parties for services rendered or products sold to the Columbus Circle SPAC, or a prospective target business with which the Columbus Circle SPAC has entered into a written letter of intent, confidentiality, or other similar agreement or business combination agreement (except for the Columbus Circle SPAC’s independent registered public accounting firm), to the extent such claims reduce the amount of funds in the Columbus Circle SPAC’s trust account to below the lesser of (i) $10.00 per share of Class A Ordinary Shares, and (ii) the actual amount per share of Class A Ordinary Shares held in the Columbus Circle SPAC’s trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the Columbus Circle SPAC’s trust assets, in each case net of taxes, provided that such liability will not apply to any claims (A) by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the Columbus Circle SPAC’s trust account or (B) under the Columbus Circle SPAC’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

The Columbus Circle Sponsor loaned to the Columbus Circle SPAC approximately $350 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Columbus Circle Sponsor and its affiliates, including the Operating LLC, may commit to loan the Columbus Circle SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Columbus Circle SPAC consummates a Business Combination in the required time frame, the loans are to be repaid from the funds held in the Columbus Circle SPAC’s trust account. If the Columbus Circle SPAC does not consummate a Business Combination in the required time frame, no funds from the Columbus Circle SPAC’s trust account can be used to repay the loans.

In connection with the closing of the IPO, the Operating LLC and the Columbus Circle SPAC entered into an Administrative Services Agreement, dated May 15, 2025, pursuant to which the Operating LLC and the Columbus Circle SPAC agreed that, commencing on the date that the Columbus Circle SPAC’s securities were first listed on the Nasdaq Global Market through the earlier of the Columbus Circle SPAC’s consummation of a Business Combination and its liquidation, the Columbus Circle SPAC will pay the Operating LLC $10 per month for certain office space, administrative, and shared personnel support services.

On June 23, 2025, the Columbus Circle SPAC entered into a definitive business combination agreement with ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), and ProCap Financial, Inc., a Delaware corporation (“ProCap Financial”), Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc., d/b/a Professional Capital Management, a Delaware corporation (the "Business Combination Agreement").

Pursuant to the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Columbus Circle SPAC and ProCap BTC will merge into SPAC Merger Sub and Company Merger Sub, respectively, and become wholly-owned subsidiaries of ProCap Financial, and ProCap Financial will become a publicly traded company. Proceeds from the proposed Business Combination, if any, after satisfaction of redemption payments to the Columbus Circle SPAC’s public shareholders and transaction expenses, are expected to be used by ProCap Financial to purchase bitcoin, in connection with ProCap Financial’s business plans and strategies.

In connection with the execution of the Business Combination Agreement, (a) certain “qualified investors” (defined to include “qualified institutional buyers,” as defined in Rule 144A of the Securities Act, and institutional “accredited investors,” as defined in Rule 506 of Regulation D) were issued non-voting preferred units of ProCap BTC (“Preferred Units”) in a private placement of such Preferred Units consummated immediately prior to the execution of the Business Combination Agreement, in an aggregate amount of approximately $516,500 (the “Preferred Equity Investment”), and (b) certain qualified investors agreed to purchase convertible notes (“Convertible Notes”) issuable upon the Closing by ProCap Financial, with an aggregate principal amount of approximately $235,000 (the “Convertible Note Financing” and, together with the Preferred Equity Investment and the Business Combination, the “Proposed Transactions”). The net proceeds from the Convertible Notes will be utilized by ProCap Financial for purposes of acquiring bitcoin, collateral under the Convertible Notes, and for working capital purposes. The proceeds from the Preferred Equity Investment will be utilized, within 15 days following the Signing Date, to purchase bitcoin assets pursuant to a custodial arrangement with Anchorage Digital Bank N.A.

CCM acted as a co-placement agent in connection with the Convertible Note Financing and the Preferred Equity Investment.

As disclosed above, the Columbus Circle Sponsor holds an aggregate of 8,333,333 founder shares in the Columbus Circle SPAC. Further, certain non-controlling interests in the Columbus Circle Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle Sponsor, either directly or indirectly, and have an interest in the Columbus Circle SPAC’s founder shares through such membership interests in the Columbus Circle Sponsor. The number of the Columbus Circle SPAC’s founders shares in which such non-controlling interests in the Columbus Circle Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle Sponsor will not be finally and definitively determined unless and until consummation of the Business Combination (the “Closing”). The number of the Columbus Circle SPAC’s founder shares currently allocated to the Operating LLC is approximately 2,101,666, but such number of founder shares will not be finally and definitively determined unless and until the Closing occurs. If the Closing occurs, each founder share held by the Columbus Circle Sponsor, including those allocated to the Operating LLC, will be converted into one share of common stock in ProCap Financial.

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

The MTA contemplates multiple closings following the date of the MTA (each a “Closing”), with each Closing to occur following the satisfaction of the conditions to Closing for the assignment of each CDO Agreement pursuant to the MTA (each CDO Agreement assigned at any Closing, an “Assigned CDO Agreement” and collectively, the “Assigned CDO Agreements”).  The most significant condition outside of the Company's and Hildene's control was consent of the preferred security holders of each CDO.

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

During the six months ended June 30, 2025, the Company recorded the sale of the CDO Agreements of Alesco Preferred Funding V, Ltd. and Alesco Preferred Funding VIII, Ltd. for a total purchase price of $1,125, which amount was reduced by $288 in accordance with the terms and conditions of the MTA as a result of management fees received by the Company after March 1, 2025.  Therefore, the Company recorded a gain of $837 during the six months ended June 30, 2025 in connection with the sale of such CDO Agreements.  The Company has not yet received consent relating to the sale of the CDO Agreements for Alesco Preferred Funding III, Ltd., Alesco Preferred Funding IV, Ltd., and Alesco Preferred Funding VI, Ltd., which are expected to have a total purchase price of $2,375.  As of June 30, 2025, the Company has received management fees of $365 related to these three CDO Agreements.  Accordingly, in accordance with the terms and conditions of the MTA, the maximum total gain to be recognized by the Company on these three contracts, if consents to sell the same are received, would be $2,010 as of June 30, 2025.  This amount will be reduced further by any management fees received on these contracts subsequent to June 30, 2025.  Pursuant to the MTA, there is a deadline of August 15, 2025 (including extensions) by which to receive the required consents to sell the remaining three CDO Agreements.  If such consents are not received on one or more of such CDO Agreements, the Company will continue to serve as collateral manager of Alesco Preferred Funding III, Ltd., Alesco Preferred Funding IV, Ltd., and Alesco Preferred Funding VI, Ltd.

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

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to each of Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025.  In the first quarter of 2025, the Company recorded a loss on sale of $836, which is included as component of principal transactions and other income in the Company's consolidated statement of operations.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to (i) pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234 and (ii) decrease the amount that the Operating LLC had previously agreed to pay to Vellar GP in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084.

Redemption of Redeemable Financial Instrument and Issuance of the 2024 Note

On October 3, 2016, the Operating  LLC entered into an Investment Agreement (the “JKD Investment Agreement”) with JKD Capital Partners I LTD ("JKD Investor"),  pursuant to which JKD Investor agreed to invest into the Operating LLC up to $12,000, of which $6,000 was invested into the Operating LLC on October 3, 2016, an additional $1,000 was invested into the Operating LLC on January 25, 2017, and an additional $1,268 was invested into the Operating LLC on January 9, 2019. The JKD Investor is owned by Jack J. DiMaio, the vice chairman of the board of directors, and his spouse.

Effective September 1, 2024, the Company entered into a redemption agreement with the JKD Investor (the “Redemption Agreement”), pursuant to which the Operating LLC redeemed the JKD Investment Agreement in its entirety.  As of September 1, 2024, the investment balance of the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, the Company (i) paid $2,573 of the investment balance in cash and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance then-payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal was to be repaid as follows: (i) $2,573 of the principal amount was to be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part without penalty or premium.  The Company prepaid the $2,573 of the principal amount that was otherwise due under the 2024 Note on August 31, 2025 during the three months ended June 30, 2025.  See note 15.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gains (losses) - trading inventory	$4,237	$1,247	$8,465	$6,662
Net unrealized gains (losses) - trading inventory	1,682	3,762	2,307	4,728
Net gains and losses	5,919	5,009	10,772	11,390

Interest income- trading inventory	1,259	1,103	2,089	2,510
Interest income-reverse repos	10,704	11,308	20,245	19,187
Interest income	11,963	12,411	22,334	21,697

Interest expense-repos	(9,534)	(10,240)	(18,036)	(17,335)
Interest expense-margin payable	(879)	(1,007)	(1,530)	(2,403)
Interest expense	(10,413)	(11,247)	(19,566)	(19,738)

Other trading revenue	3,288	2,625	6,428	5,297

Net trading	$10,757	$8,798	$19,968	$18,646

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned from the Company's agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	2,468	2,263
Receivables from clearing agencies	33,293	43,137
Receivables from brokers, dealers, and clearing agencies	$36,011	$45,650

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Margin payable	$79,742	$66,655
Payables to brokers, dealers, and clearing agencies	$79,742	$66,655

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Corporate bonds and redeemable preferred stock	$20,390	$27,043
Derivatives	11,349	4,836
Equity securities	8,959	965
Foreign government bonds	-	88
Municipal bonds	-	19,914
RMBS	4	5
SBA loans	26,228	28,328
U.S. government agency MBS and CMOs	86,697	45,911
U.S. government agency debt securities	17,029	21,242
U.S. Treasury securities	299	-
Investments-trading	$170,955	$148,332

Substantially all of the Company's investments-trading other than SBA loans serve as collateral for the Company's margin loan payable.  See note 6.  The SBA loans serve as collateral for the Company's repurchase obligations.  See note 10.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Corporate bonds and redeemable preferred stock	$9,616	$7,342
Derivatives	12,062	4,050
Equity securities	309	83
U.S. government agency debt securities	-	40
U.S. Treasury securities	15,173	24,917
Trading securities sold, not yet purchased	$37,160	$36,432

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Equity securities	$3,681	$1,954
Equity derivatives	73	73
Restricted equity securities	25,711	10,632
Corporate bonds and redeemable preferred stock	522	531
Notes receivable	9,932	11,250
Interests in SPVs	1,476	1,565
CREO JV	6,623	6,432
U.S. Insurance JV	2,557	2,825
Other investments, at fair value	$50,575	$35,262

As of June 30, 2025, $0 of equity securities represented long positions related to share forward arrangements ("SFAs") entered into by the Company. As of December 31, 2024, $470 of unrestricted equity securities represented long positions related to SFAs entered into by the Company.  See note 9.

Notes receivable include convertible and non-convertible notes receivable from various counterparties in connection with the Company's advisory business and SFA transactions that may be converted into equity shares. These receivables are carried at fair value.

Interests in SPVs represents consideration other than cash that the Company has received for services provided by CCM.  The SPVs hold convertible notes receivable interests in the counterparties.  The Company does not consolidate the SPVs and carries its interests in the SPVs at fair value.  See note 8 for discussion of the determination of fair value.

A total of $657 and $1,721 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  June 30, 2025 and December 31, 2024, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments sold, not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Equity securities	$-	$1,181
Share forward liabilities	-	470
Other investments sold, not yet purchased, at fair value	$-	$1,651

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

The Company recognized net gains (losses) of $8,890 and ($19,136), related to changes in fair value of investments that were included as a component of other investments, at fair value during the three months ended June 30, 2025 and 2024, respectively. The Company recognized net gains (losses) of ($7,329) and ($48,060) related to changes in fair value of investments that were included as a component of other investments, at fair value during the six months ended June 30, 2025 and 2024, respectively.

The Company recognized net gains (losses) of $0 and $11,573, related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the three months ended June 30, 2025 and 2024, respectively. The Company recognized net gains (losses) of $802 and $20,999, related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the six months ended June 30, 2025 and 2024, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2025 and December 31, 2024, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2025

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$20,390	$-	$20,390	$-
Derivatives	11,349	-	11,349	-
Equity securities	8,959	8,852	107	-
RMBS	4	-	4	-
SBA loans	26,228	-	26,228	-
U.S. government agency MBS and CMOs	86,697	-	86,697	-
U.S. government agency debt securities	17,029	-	17,029	-
U.S. Treasury securities	299	299	-	-
Total investments - trading	$170,955	$9,151	$161,804	$-

Other investments, at fair value:
Equity securities	$3,681	$3,681	$-	$-
Equity derivatives	73	-	73	-
Restricted equity securities	25,711	17,283	8,428	-
Corporate bonds and redeemable preferred stock	522	-	522	-
Notes receivable	9,932	-	9,932	-
Interests in SPVs	1,476	-	1,476	-
	41,395	$20,964	$20,431	$-
Investments measured at NAV (1)	9,180
Total other investments, at fair value	$50,575

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$9,616	$-	$9,616	$-
Derivatives	12,062	-	12,062	-
Equity securities	309	-	309	-
U.S. Treasury securities	15,173	15,173	-	-
Total trading securities sold, not yet purchased	$37,160	$15,173	$21,987	$-

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

	Fair Value June 30, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,623	$9,893	N/A	N/A
U.S. Insurance JV (b)	2,557	N/A	N/A	N/A
	$9,180

	Fair Value December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (a)	$6,432	$10,118	N/A	N/A
U.S. Insurance JV (b)	2,825	N/A	N/A	N/A
	$9,257

N/A	Not Applicable
(a)	The CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.
(b)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

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

The Company may, from time to time, enter into derivatives to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments, (ii) the Company’s investments in interest sensitive investments, (iii) the Company's investment in equities, and (iv) the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (a) foreign currency forward contracts, (b) purchase and sale agreements of TBAs and other forward agency MBS contracts, (c) other extended settlement trades, and (d) SFAs.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  June 30, 2025 and December 31, 2024, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  June 30, 2025 and December 31, 2024, the Company had equity derivatives included in other investments, at fair value of $73 and $73, respectively.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2025, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $1,372,550 and open TBAs and other forward MBS sale agreements in the notional amount of $1,447,917. At December 31, 2024, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $852,450 and open TBAs and other forward agency MBS sale agreements in the notional amount of $883,900.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  June 30, 2025, the Company had open forward purchase agreements in the notional amount of $2,275 and open forward sales agreements in the notional amount of $0. As of December 31, 2024, the Company had no open forward purchase or sales agreements.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2025 and December 31, 2024, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2025	December 31, 2024
TBAs and other forward agency MBS	Investments-trading	$11,349	$4,836
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(12,062)	(4,050)
Equity derivatives	Other investments, at fair value	73	73
Share forward liabilities	Other investments sold, not yet purchased, at fair value	-	(470)
		$(640)	$389

The following tables present the Company’s derivative financial instruments, and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended June 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2025	2024
TBAs and other forward agency MBS	Revenue-net trading	$925	$1,249
Equity derivatives	Principal transactions and other income (loss)	-	(79)
Share forward liabilities	Principal transactions and other income (loss)	-	8,782
		$925	$9,952

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of $0 and ($8,395) for the three months ended June 30, 2025 and 2024, respectively.

		Six Months Ended June 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2025	2024
TBAs and other forward agency MBS	Revenue-net trading	$1,357	$2,603
Equity derivatives	Principal transactions and other income (loss)	-	(643)
Share forward liabilities	Principal transactions and other income (loss)	-	16,332
		$1,357	$18,292

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of $0 and ($17,088) for the six months ended June 30, 2025 and 2024, respectively.

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

Repo Information

As of  June 30, 2025 and December 31, 2024, the Company held reverse repos of $790,874 and $668,259, respectively, and the fair value of collateral received under reverse repos was $798,308 and $673,684, respectively.

As of  June 30, 2025 and December 31, 2024, the Company held repos of $816,290 and $695,966, respectively, and the fair value of securities and cash pledged as collateral under repos was $827,537 and $700,202, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated with respect to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of June 30, 2025 and December 31, 2024, the Company’s gestation reverse repos shown in the tables below represented balances from 7 and 7 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $4,458  and $3,693 for the three months ended June 30, 2025 and 2024, respectively. The total net revenue earned by the Company on its gestation repo business was $8,637 and $7,149 for the six months ended June 30, 2025 and 2024, respectively.

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

SECURED BORROWINGS

(Dollars in Thousands)

June 30, 2025

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$790,134	$-	$-	$790,134
SBA loans	26,156	-	-	-	26,156
	$26,156	$790,134	$-	$-	$816,290

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$790,874	$-	$-	$790,874
	$-	$790,874	$-	$-	$790,874

The weighted average interest rate of the repurchase agreements outstanding as of June 30, 2025 was 5.07%.  The weighted average interest rate of the reverse repurchase agreements outstanding as of June 30, 2025 was 5.71%.

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	Columbus Circle SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2025	$5,105	$-	$18,325	$23,430
Investments / advances	-	3,467	-	3,467
Distributions / repayments	-	-	(1,312)	(1,312)
Reclasses to (from)	-	-	(1,885)	(1,885)
Earnings / (loss) recognized	849	(1,307)	1,439	981
June 30, 2025	$5,954	$2,160	$16,567	$24,681

	Dutch Real Estate Entities	Columbus Circle SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2024	$5,864	$-	$8,377	$14,241
Investments / advances	-	-	236	236
Distributions / repayments	-	-	(1,026)	(1,026)
Reclasses to (from)	-	-	(11,725)	(11,725)
Earnings / (loss) recognized	(759)	-	22,463	21,704
December 31, 2024	$5,105	$-	$18,325	$23,430

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

	June 30, 2025	December 31, 2024
Total Assets	$784,582	$620,512

Liabilities	$253,078	$317,160
Equity allocable to the controlling interest	531,379	303,227
Noncontrolling interest	125	125
Total Equity	531,504	303,352
Total Liabilities & Equity	$784,582	$620,512

	Three months ending		Six months ending
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net income/(loss)	$12,967	$(17,278)	$16,029	$20,406
Net income/(loss) attributable to the investee	$8	$8	$8	$8

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

As of  June 30, 2025, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 9.1 years.  The weighted average discount rate for the leases was 5.99%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

June 30, 2025
2025 - remaining	$1,200
2026	2,471
2027	2,491
2028	2,504
2029	2,417
Thereafter	10,287
Total	21,370
Less imputed interest	(5,048)
Lease obligation	$16,322

During the six months ended June 30, 2025 and 2024, total cash payments of $879 and $1,206, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

For the three months ending June 30, 2025 and 2024, rent expense, net of sublease income of $23 and $23, respectively, was $660 and $648, respectively.  For the six months ended June 30, 2025 and 2024, rent expense, net of sublease income of $46 and $46, respectively, was $1,314 and $1,282, respectively.

13. OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
New issue fee and advisory fee receivable - gross	$5,733	$3,408
Allowance for credit losses	(2,725)	(2,250)
New issue fee and advisory fee receivable - net	3,008	1,158
Asset management fees receivable	2,596	2,183
Accrued interest and dividend receivable	1,190	1,595
Revenue share receivable	455	-
Agency repo income receivable	484	522
Miscellaneous other receivables	1,699	1,068
Other receivables	$9,432	$6,526

New issue and advisory fees receivable represents amounts owed to Cohen Securities from various counterparties for services rendered.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied, and collectability is reasonably assured.  However, in certain cases, collectability becomes doubtful at a later date.  At each reporting period, the Company assesses the collectability of its new issue and advisory receivables. Each receivable is unique and does not share similar characteristics to be pooled so they are evaluated on an individual basis. The Company records an allowance when, in management’s judgement, one is necessary for credit losses. The provision for credit losses is included as a component of professional fees and other operating expenses in the statement of operations. It is the Company's policy to fully write off the receivable and related allowance when it has abandoned collection efforts.  For the three months and six months ended June 30, 2025,  the Company recorded a provision for credit loss of $203 and $678, respectively. No provision was recorded for the three- and six-month period ending 2024. The Company fully charged off $203 and $203 new issue and advisory fee receivables during the three and six months ended June 30, 2025, respectively.

Asset management fees receivable is of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis.

Accrued interest and dividends receivable represents interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table titled accounts payable and other liabilities below.

Revenue share receivable represents the amount due to the Company for the Company’s share of a revenue arrangement generated from an entity in which the Company receives a share of the entity’s revenue.

Agency repo income receivable represents income receivable on gestation repo trades.  See note 10.

Miscellaneous other receivables represent other receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Deferred costs	$123	$93
Prepaid expenses	1,851	2,305
Deposits	780	714
Furniture, equipment, and leasehold improvements, net	2,201	1,975
Intangible assets	166	166
Other assets	$5,121	$5,253

Deferred costs are costs incurred pending reimbursement from a third party upon closing of a transaction. Prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties that will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the Company’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the Cohen Securities broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Accounts payable	$1,075	$812
Accrued income tax	511	284
Accrued interest payable	631	651
Accrued interest on securities sold, not yet purchased	224	225
Payroll taxes payable	3,152	2,056
Cash collateral held from repo and or reverse repo counterparties	-	3,930
Accrued expense and other liabilities	2,780	2,955
Accounts payable and other liabilities	$8,373	$10,913

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$27	$59
Other receivables	-	19
Receivables from brokers, dealers, and clearing agencies	612	2,154
Other investments, at fair value	2,566	5,680
Investment in equity method affiliates	18,207	15,881
Accounts payable and other liabilities	-	(4)
Other investments sold, not yet purchased, at fair value	-	(1,591)
Non-controlling interest	(10,888)	(11,460)
Investment in consolidated VIEs	$10,524	$10,738

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  June 30, 2025 and December 31, 2024, there were $9,893 and $10,118, respectively, of unfunded commitments to VIEs in which the Company had invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and six months ended June 30, 2025 and 2024 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2025 and December 31, 2024.  See the table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2025 and December 31, 2024.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
Other investments, at fair value	$10,656	$10,822
Investments in equity method affiliates	2,369	2,446
Maximum exposure	$13,025	$13,268

15. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of June 30, 2025	As of December 31, 2024	Interest Rate Terms	Interest (2)	Maturity
Description
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$5,146	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.54%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.71%	March 2035
Less unamortized discount	(22,643)	(22,867)
	25,482	25,258

Byline Credit Facility	-	-	Variable	NA	June 2026
Total	$32,555	$34,904

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2025 on a combined basis was 20.01% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

The 2024 Note

On September 1, 2024, pursuant to the Redemption Agreement, the Operating LLC issued to JKD Investor the 2024 Note, which evidences the Operating LLC’s obligation to repay to the JKD Investor the original principal amount of $5,146. Pursuant to the 2024 Note, the unpaid principal amount and all accrued but unpaid interest thereunder would be due and payable as follows: (i) $2,573 of the principal amount would be due and payable on August 31, 2025, and (ii) $2,573 would be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2025, without the prior written consent of the holder and without penalty or premium. The Company prepaid the $2,573 of the principal amount otherwise due under the 2024 Note on August 31, 2025 during the three months ended June 30, 2025.

The 2024 Note accrues interest on the unpaid principal amount from September 1, 2024, until maturity at a rate equal to 12% per year. Interest on the 2024 Note is payable in cash quarterly on each January 1, April 1, July 1, and October 1, and commenced on October 1, 2024. Under the 2024 Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under the 2024 Note and for so long as such Event of Default continues, all principal, interest, and other amounts payable under the 2024 Note will bear interest at a rate equal to 13% per year.

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

Byline Credit Facility

On October 28, 2020, the Company entered into an unsecured line of credit with Byline Bank, as lender, and Cohen Securities, as borrower (the "Byline Credit Facility"). From October 28, 2020 to June 2025, the Company and Byline Bank have entered into several amendments that changed the terms such as: (i) interest rate, (ii) total line of credit, (iii) financial covenants, and (iv) maturity dates. During that period, the Company complied with all financial covenants and all payment terms of the Byline Credit Facility and there were no defaults or events of default thereunder during the period.

Effective as of June 30, 2025, the Byline Credit Facility consisted of a single $15,000 unsecured line of credit under which Cohen Securities is the borrower, which is guaranteed by the Company, the Operating LLC, Cohen Securities Holdings, and Cohen Securities.  Effective as of June 18, 2025, the Operating LLC and Byline Bank entered into the Third Amendment to Third Amended and Restated Loan Agreement, pursuant to which (i) both the maturity date and the final date that loans can be made under the Byline Credit Facility were extended from June 18, 2025 to June 18, 2026 and (ii) the amount of Excess Net Capital that Cohen Securities must maintain was reduced from $40,000 to $30,000.

Loans under the Byline Credit Facility bear interest at a per annum rate equal to Term SOFR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. The Company is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank’s $15,000 commitment under the Byline Credit Facility.

The Company is also required to pay on each anniversary a commitment fee at a per annum rate equal to 0.50% of the $15,000 commitment under the Byline Credit Facility. Loans under the Byline Credit Facility must be used by the Company for working capital purposes and general liquidity. The Company may request a reduction in Byline Bank’s $15,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to Byline Bank. The Company may draw on the facility until June 18, 2026. Loans (both principal and interest) made by Byline Bank under the amended and restated agreement are scheduled to mature and become immediately due and payable in full on June 18, 2026.

The Company is subject to the following financial covenants in the Byline Credit Facility. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all of the following financial covenants.

1. Cohen Securities' tangible net worth as defined must exceed $70,000;

2. Cohen Securities' excess net capital as defined in Rule 15c3-1 of the Exchange Act must exceed $30,000; and

3. The total amount drawn on the facility must not exceed 25% of Cohen Securities' tangible net worth as defined.

As of  June 30, 2025 and December 31, 2024, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Junior subordinated notes	$1,186	$1,172	$2,330	$2,333
2020/2024 Notes	288	135	574	262
Byline Credit Facility	22	19	40	38
Redeemable financial instrument - JKD Investor	-	99	-	458
	$1,496	$1,425	$2,944	$3,091

16. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the six months ended June 30, 2025 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2024	1,635,261
Vesting of shares	140,781
Shares withheld for employee taxes and retired	(35,187)
June 30, 2025	1,740,855

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s executive chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of June 30, 2025. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 shares of Series F Preferred Stock to Daniel G. Cohen and 9,880,268 shares of Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  June 30, 2025, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Dividends

On each of March 10, 2025 and May 1, 2025, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends were paid on April 9, 2025 and June 2, 2025, respectively, to stockholders of record on March 26, 2025 and May 16, 2025, respectively.  Pro rata distributions were made to the other members of the Operating LLC upon payment of dividends to the Company's stockholders.

During the six months ended June 30, 2025, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the number of units received (net of surrenders) by Cohen & Company Inc.

Six Months Ended
June 30, 2025
Issuance as equity-based compensation	1,055,940
Total	1,055,940

The Company recognized a net increase in additional paid in capital of $512 and a net decrease in AOCI of $13 with an offsetting decrease in non-controlling interest of $499 in connection with the acquisition and surrender of additional units of the Operating LLC during the six months ended June 30, 2025. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Net income / (loss) attributable to Cohen & Company Inc.	$1,737	$(326)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	512	645
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$2,249	$319

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

No shares were sold under the Equity Distribution Agreement during 2025. During the three and six months ended June 30, 2024, the Company sold 13,500 and 13,500 shares of Common Stock, respectively, in the open market pursuant to the Equity Agreement for a total net sale price of $154 and $154, respectively.

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

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2024	$37,093	$11,462	$48,555
Non-controlling interest share of income (loss)	4,143	(314)	3,829
Other comprehensive (loss)	250	-	250
Acquisition / (surrender) of additional units of consolidated subsidiary	(499)	-	(499)
Equity-based compensation	1,552	-	1,552
Shares withheld for employee taxes	(241)	-	(241)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(3,136)	-	(3,136)
Redemption of convertible non-controlling interest units	(954)	-	(954)
Sale of interest in Vellar GP	-	(1,691)	(1,691)
Non-convertible non-controlling interest investment		2,669	2,669
Non-convertible non-controlling interest distributions	-	(1,236)	(1,236)
June 30, 2025	$38,208	$10,890	$49,098

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

Partial redemption of convertible non-controlling interests

On February 5, 2025, Daniel G. Cohen, the Company’s executive chairman, in accordance with the Operating LLC operating agreement, redeemed 460,679 LLC Units for which the Company paid to Mr. Cohen an aggregate of $457, or $0.991 per LLC Unit. The LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting on January 31, 2025 of 1,011,000 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan. On February 1, 2024, Daniel G. Cohen, in accordance with the Operating LLC operating agreement, redeemed 443,474 LLC Units for which the Company paid to Mr. Cohen an aggregate of $315, or $0.711 per LLC Unit. The LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2024, of 940,669 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

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

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2025, Cohen & Company Inc. owned 29.5% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 70.3% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Six Months Ended June 30,
	2025	2024	Change
Current	$427	$343	$(84)
Deferred	483	(50)	(533)
Total	$910	$293	$(617)

The Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025.  The only provisions of the OBBBA that directly impact the Company are: (i) changes in bonus depreciation and (ii) changes in the calculation of the amount of net interest expense that is deductible.  In both cases, the impact to the Company will be immaterial.  The OBBBA made significant changes to individual income taxes including the taxation of overtime and tips that may impact certain company's workforces thereby having an indirect effect on these companies.  However, none of the Company's employees receive tips and the Company has an immaterial number of hourly employees.

18. NET CAPITAL REQUIREMENTS

Cohen Securities is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of June 30, 2025, Cohen Securities' minimum required net capital was $250, and actual net capital was $49,736, which exceeded the minimum requirements by $49,486.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  June 30, 2025, the total minimum required net liquid capital was $729 and actual net liquid capital in CCFESA was $2,025, which exceeded the minimum requirement by $1,296.

19. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income / (loss) attributable to Cohen & Company Inc.	$1,408	$(2,349)	$1,737	$(326)
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	3,361	(6,028)	4,143	(815)
Add / (deduct): Adjustment (2)	7	18	10	(13)
Net income / (loss) on a fully converted basis	$4,776	$(8,359)	$5,890	$(1,154)

Weighted average common shares outstanding - Basic	1,740,307	1,615,902	1,722,409	1,598,646
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	4,128,423	4,066,458	4,117,435	4,058,941
Restricted units or shares	44,023	-	43,243	-
Weighted average common shares outstanding - Diluted (3)	5,912,753	5,682,360	5,883,087	5,657,587

Net income / (loss) per common share - Basic	$0.81	$(1.45)	$1.01	$(0.20)

Net income / (loss) per common share - Diluted	$0.81	$(1.47)	$1.00	$(0.20)

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

The SEC’s enforcement division has concluded the previously disclosed investigation into one of the Company's investment advisers, Cohen & Company Financial Management LLC ("CCFM").  The staff has informed us that they do not intend to recommend an enforcement action by the Commission against CCFM in connection with this investigation.

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

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$19,968	$-	$-	$19,968	$-	$19,968
Asset management	-	4,188	-	4,188	-	4,188
New issue and advisory	70,650	-	-	70,650	-	70,650
Principal transactions	(6,355)	-	(149)	(6,504)	-	(6,504)
Other income	3	1,020	(714)	309	-	309
Total revenues	84,266	5,208	(863)	88,611	-	88,611
Cash compensation and benefits	55,336	2,757	359	58,452	5,332	63,784
Stock based compensation	192	50	-	242	1,963	2,205
Business development	1,050	115	1	1,166	611	1,777
Occupancy and equipment	1,361	106	-	1,467	573	2,040
Subscriptions, clearing, and execution	4,204	168	30	4,402	104	4,506
Professional fee and other operating	3,788	588	262	4,638	1,715	6,353
Depreciation and amortization	-	4	-	4	340	344
Total operating expenses	65,931	3,788	652	70,371	10,638	81,009
Operating income (loss)	18,335	1,420	(1,515)	18,240	(10,638)	7,602
Interest income (expense)	(40)	-	-	(40)	(2,904)	(2,944)
Gain on sale of management contracts	-	837	-	837	-	837
Income (loss) from equity method affiliates	(481)	-	1,462	981	-	981
Income (loss) before income taxes	17,814	2,257	(53)	20,018	(13,542)	6,476
Income tax expense (benefit)	-	-	-	-	910	910
Net income (loss)	17,814	2,257	(53)	20,018	(14,452)	5,566
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(314)	(314)	-	(314)
Enterprise net income (loss)	17,814	2,257	261	20,332	(14,452)	5,880
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	4,143	4,143
Net income (loss) attributable to Cohen & Company Inc.	$17,814	$2,257	$261	$20,332	$(18,595)	$1,737

Other statement of operations data
Cash compensation as a percentage of revenue	65.67%	52.94%	41.60%	65.96%	N/A	71.98%
Operating income / (loss) as a percentage of revenue	21.76%	27.27%	175.55%	20.58%	N/A	8.58%
Net income / (loss) as a percentage of revenue	21.14%	43.34%	6.14%	22.59%	N/A	6.28%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	21.14%	43.34%	30.24%	22.95%	N/A	1.96%

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$18,646	$-	$-	$18,646	$-	$18,646
Asset management	-	4,795	-	4,795	-	4,795
New issue and advisory	30,888	-	-	30,888	-	30,888
Principal transactions	(16,752)	-	(10,298)	(27,050)	-	(27,050)
Other income	-	1,487	596	2,083	-	2,083
Total revenues	32,782	6,282	(9,702)	29,362	-	29,362
Cash compensation and benefits	20,092	2,795	961	23,848	(614)	23,234
Stock based compensation	285	72	-	357	1,947	2,304
Business development	672	132	12	816	185	1,001
Occupancy and equipment	1,364	106	-	1,470	561	2,031
Subscriptions, clearing, and execution	3,888	178	121	4,187	116	4,303
Professional fee and other operating	2,193	793	389	3,375	2,607	5,982
Depreciation and amortization	-	2	-	2	247	249
Total operating expenses	28,494	4,078	1,483	34,055	5,049	39,104
Operating income / (loss)	4,288	2,204	(11,185)	(4,693)	(5,049)	(9,742)
Interest (expense) income	(38)	-	-	(38)	(3,053)	(3,091)
Income (loss) from equity method affiliates	-	-	23,049	23,049	-	23,049
Income (loss) before income taxes	4,250	2,204	11,864	18,318	(8,102)	10,216
Income tax expense (benefit)	-	-	-	-	293	293
Net income (loss)	4,250	2,204	11,864	18,318	(8,395)	9,923
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	11,064	11,064	-	11,064
Enterprise net income (loss)	4,250	2,204	800	7,254	(8,395)	(1,141)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(815)	(815)
Net income (loss) attributable to Cohen & Company Inc.	$4,250	$2,204	$800	$7,254	$(7,580)	$(326)

Other statement of operations data
Cash compensation and benefits as a percentage of revenue	61.29%	44.49%	9.91%	81.22%	N/A	79.13%
Operating income / (loss) as a percentage of revenue	13.08%	35.08%	115.29%	15.98%	N/A	33.18%
Net income / (loss) as a percentage of revenue	12.96%	35.08%	122.28%	62.39%	N/A	33.80%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	12.96%	35.08%	8.25%	24.71%	N/A	1.11%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$10,757	$-	$-	$10,757	$-	$10,757
Asset management	-	2,168	-	2,168	-	2,168
New issue and advisory	37,411	-	-	37,411	-	37,411
Principal transactions	6,722	-	2,181	8,903	-	8,903
Other income	-	584	48	632	-	632
Total revenues	54,890	2,752	2,229	59,871	-	59,871
Cash compensation and benefits	37,325	1,387	201	38,913	4,361	43,274
Stock based compensation	60	23	-	83	966	1,049
Business development	675	57	-	732	217	949
Occupancy and equipment	692	55	-	747	292	1,039
Subscriptions, clearing, and execution	2,196	82	3	2,281	51	2,332
Professional fee and other operating	2,544	216	79	2,839	722	3,561
Depreciation and amortization	-	2	-	2	170	172
Total operating expenses	43,492	1,822	283	45,597	6,779	52,376
Operating income (loss)	11,398	930	1,946	14,274	(6,779)	7,495
Interest income (expense)	(22)	-	-	(22)	(1,474)	(1,496)
Gain on sale of management contracts	-	837	-	837	-	837
Income (loss) from equity method affiliates	(482)	-	(955)	(1,437)	-	(1,437)
Income (loss) before income taxes	10,894	1,767	991	13,652	(8,253)	5,399
Income tax expense (benefit)	-	-	-	-	771	771
Net income (loss)	10,894	1,767	991	13,652	(9,024)	4,628
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(141)	(141)	-	(141)
Enterprise net income (loss)	10,894	1,767	1,132	13,793	(9,024)	4,769
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	3,361	3,361
Net income (loss) attributable to Cohen & Company Inc.	$10,894	$1,767	$1,132	$13,793	$(12,385)	$1,408

Other statement of operations data
Cash compensation as a percentage of revenue	68.00%	50.40%	9.02%	64.99%	N/A	72.28%
Operating income / (loss) as a percentage of revenue	20.77%	33.79%	87.30%	23.84%	N/A	12.52%
Net income / (loss) as a percentage of revenue	19.85%	64.21%	44.46%	22.80%	N/A	7.73%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	19.85%	64.21%	50.79%	23.04%	N/A	2.35%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,798	$-	$-	$8,798	$-	$8,798
Asset management	-	2,078	-	2,078	-	2,078
New issue and advisory	6,500	-	-	6,500	-	6,500
Principal transactions	(5,230)	-	(2,338)	(7,568)	-	(7,568)
Other income	-	939	51	990	-	990
Total revenues	10,068	3,017	(2,287)	10,798	-	10,798
Cash compensation and benefits	7,888	1,152	468	9,508	36	9,544
Stock based compensation	145	36	-	181	974	1,155
Business development	370	65	-	435	110	545
Occupancy and equipment	683	52	-	735	311	1,046
Subscriptions, clearing, and execution	2,025	92	46	2,163	54	2,217
Professional fee and other operating	887	330	206	1,423	1,110	2,533
Depreciation and amortization	-	2	-	2	123	125
Total operating expenses	11,998	1,729	720	14,447	2,718	17,165
Operating income / (loss)	(1,930)	1,288	(3,007)	(3,649)	(2,718)	(6,367)
Interest (expense) income	(18)	-	-	(18)	(1,407)	(1,425)
Income (loss) from equity method affiliates	-	-	(5,996)	(5,996)	-	(5,996)
Income (loss) before income taxes	(1,948)	1,288	(9,003)	(9,663)	(4,125)	(13,788)
Income tax expense (benefit)	-	-	-	-	(205)	(205)
Net income (loss)	(1,948)	1,288	(9,003)	(9,663)	(3,920)	(13,583)
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(5,206)	(5,206)	-	(5,206)
Enterprise net income (loss)	(1,948)	1,288	(3,797)	(4,457)	(3,920)	(8,377)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(6,028)	(6,028)
Net income (loss) attributable to Cohen & Company Inc.	$(1,948)	$1,288	$(3,797)	$(4,457)	$2,108	$(2,349)

Other statement of operations data
Cash compensation and benefits as a percentage of revenue	78.35%	38.18%	20.46%	88.05%	N/A	88.39%
Operating income / (loss) as a percentage of revenue	19.17%	42.69%	131.48%	33.79%	N/A	58.96%
Net income / (loss) as a percentage of revenue	19.35%	42.69%	393.66%	89.49%	N/A	125.79%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	19.35%	42.69%	166.03%	41.28%	N/A	21.75%

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

BALANCE SHEET DATA

As of June 30, 2025

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$1,042,043	$6,595	$40,660	$1,089,298	$42,352	$1,131,650

Included within total assets:
Investments in equity method affiliates	$310	$-	$24,371	$24,681	$-	$24,681
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2024

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$888,780	$7,371	$44,175	$940,326	$30,823	$971,149

Included within total assets:
Investments in equity method affiliates	$-	$-	$23,430	$23,430	$-	$23,430
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Revenues:
United States	$58,455	$9,575	$85,944	$26,318
Europe	1,416	1,223	2,667	3,044
Total	$59,871	$10,798	$88,611	$29,362

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

Interest paid by the Company on its debt and redeemable financial instruments was  $2,800 and  $3,164 for the  six months ended June 30, 2025 and 2024, respectively.

The Company paid income taxes of $201 and $41 for the six months ended June 30, 2025 and 2024, respectively. The Company received no income tax refunds for the six months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $512, a net decrease in AOCI of $13, and a decrease in non-controlling interest of $499. See note 16.

●	The Company recorded a decrease in equity method affiliates of $1,885 and increase in other investments, at fair value of $1,885 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease of $505 in other investments, at fair value and a decrease of $505 in other investment sold, not yet purchased due to payment of shares to a former SPAC sponsor entity.
●	The Company recorded a decrease of $392 in other investments, at fair value resulting from an in-kind distribution to the non-convertible controlling interest.
●	The Company recorded a decrease in cash flow from operations for non-cash advisory revenue of $31,326. Of this amount, $30,534 resulted in an increase in other investments, at fair value and $792 resulted in an increase in equity method investments.
●	The Company recorded a decrease in other receivables of $19, a decrease in due from broker of $1,120, a decrease in other investments, at fair value of $1,299, a decrease of other investments sold, not yet purchased, at fair value of $344, and a decrease in non-controlling interest of $1,691 resulting from the sale of the Company's interest in Vellar GP.

For the six months ended June 30, 2024, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $645, a net decrease in AOCI of $14, and a decrease in non-controlling interest of $631.  See note 16.

●	The Company recorded a decrease in cash flow from operations for non-cash advisory revenue of $11,140 which resulted in an increase in other investments, at fair value.
●	The Company recorded a decrease in equity method affiliated of $7,389 and an increase in other investments, at fair value of $7,389, resulting from an in-kind distribution from equity method affiliates.

23. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The Company has identified the following related party transactions for the six months ended June 30, 2025 and 2024. The transactions are listed by the related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

Effective September 1, 2024, JKD Investor and the Operating LLC entered into the Redemption Agreement, which terminated the JKD Investment Agreement in its entirety and resulted in the full redemption of the redeemable financial instrument. Pursuant to the Redemption Agreement, the Company issued to JKD Investor the 2024 Note in the principal amount of $5,146. The Company elected to prepay $2,573 of the principal amount of the 2024 Note that was due on August 31, 2025 on June 30, 2025.   The interest incurred on the 2024 Note is disclosed in the table below. See notes 4 and 15.

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

C. Investment Vehicle and Other

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

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of June 30, 2025, the Company owned 1.83% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  As of  June 30, 2025, the Company owned 7.5% of the equity of CREO JV.

Columbus Circle SPAC

The Columbus Circle SPAC is a related party as it is an equity method investment of the Company. As of June 30, 2025, the Company owned 73.8% of the equity in the Columbus Circle SPAC. Income earned or loss incurred on equity method investments is included in the table below.  The Company has entered into an administrative services agreement with the Columbus Circle SPAC.  Revenue earned by the Company from this agreement is included as part of principal transactions and other income in the table below. The Company loaned to the Columbus Circle SPAC approximately $350 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Company committed to loan the Columbus Circle SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Columbus Circle SPAC consummates a business combination in the required time frame, the loans are to be repaid from the funds held in the trust account. If the Columbus Circle SPAC does not consummate a business combination in the required time frame, no funds from the trust account can be used to repay the loans and any outstanding loans would likely be written off. See note 4.

Vellar Opportunities GP, LLC

On February 25, 2025, the Operating LLC entered into (i) a Limited Liability Company Interest Purchase Agreement (the “Vellar Purchase Agreement”) with Jason Capone and Solomon Cohen, who is the son of the Company's executive chairman, Daniel G. Cohen, and (ii) a Transition Services Agreement (the “Vellar Transition Services Agreement” and, together with the Vellar Purchase Agreement, the “Vellar Agreements”) with Vellar Opportunities GP LLC, a Delaware limited liability company (“Vellar GP”).

Prior to entering into the Vellar Agreements, the Operating LLC was the managing member and owner of 33.4% of Vellar GP.

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to each of Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025. For the three months and six months ended June 30, 2025, the Company recorded net loss of $0 and $381, respectively, related to Vellar GP, which includes both the loss on sale and the results of operations for the 2025 period prior to the sale. This amount is not included in the table below.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to (i) pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234 and (ii) decrease the amount that the Operating LLC had previously agreed to pay to Vellar GP  in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084. See note 4.

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

FTAC Emerald Acquisition Corp. ("FTAC Emerald") is a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it is an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.  In February 2025, FTAC Emerald merged with Fold Holdings, Inc. (NASDAQ:FLD) and the 35,000 founders shares were reduced to an allocation of 19,775 restricted shares, which were distributed to the Company in June 2025.

Other

The Company invests in sponsor entities of SPACs, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  June 30, 2025, the Company owned 0.78% of these entities in the aggregate. Income earned or loss incurred on the equity method investments is disclosed in other SPAC entities in the table below.

The following table displays the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset management
CREO JV	$131	$187	$282	$371
U.S. Insurance JV	264	286	509	603
	$395	$473	$791	$974
Principal transactions and other income
CREO JV	$(105)	$(276)	$(33)	$(117)
U.S. Insurance JV	46	(179)	107	(102)
Columbus Circle SPAC	15	-	15	-
Other SPAC Entities	-	-	-	5
	$(44)	$(455)	$89	$(214)
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$533	$(11)	$849	$(127)
Columbus Circle SPAC	(1,307)	-	(1,307)	$-
Other SPAC Entities	(663)	(5,985)	1,439	23,176
	$(1,437)	$(5,996)	$981	$23,049

Operating expense (income)
Columbus Circle SPAC	(10)	(26)	16	(52)
	$(10)	$(26)	$16	$(52)
Interest expense (income)
JKD Investor	$288	$234	$574	$720
	$288	$234	$574	$720

 The following related party transactions are not included in the table above.

D.  Directors and Employees

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program arrangement from the Company's executive chairman, Daniel G. Cohen.  The cost of the final year obligation is $1,208.  The arrangement allows for an allotted number of hours of air travel on select aircraft. The Company intends to use the air travel for general business purposes. During the three months ended June 30, 2025 and 2024, the Company recognized $82 and $0, respectively, of amortization expense on this arrangement. During the six months ended  June 30, 2025 and 2024, the Company recognized $286 and $0, respectively, of amortization expense on this lease. The amortization expense on this arrangement is recorded in business development, occupancy, and equipment expense in the consolidated statement of operations.

From time to time, the Company purchases produce from Grand Cru Farm as a benefit to its employees.  Grand Cru Farm is owned by Daniel G. Cohen.  The Company purchased $4 and $0 from Grand Cru Farm during the three months ended  June 30, 2025 and 2024, respectively.  The Company purchased $15 and $0 from Grand Cru Farm during the six months ended  June 30, 2025 and 2024, respectively.

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., the Company's chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k)-savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their eligible compensation. Contributions made on behalf of the Company were $135 and $104 for the three months ended  June 30, 2025 and 2024, respectively. Contributions made on behalf of the Company were $275 and $245 during the six months ended  June 30, 2025 and 2024, respectively.

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

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	June 30, 2025	December 31, 2024
CREO JV	$131	$74
Employee & other	747	458
SPAC Fund - other receivable	155	127
U.S. Insurance JV	256	282
Due from related parties	$1,289	$941

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its consolidated subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

●

Capital Markets:  Our Capital Markets business segment consists primarily of fixed income sales, trading, gestation repo financing, new issue placements in corporate and securitized products, underwriting, and advisory services. Our fixed income sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds, ABS, MBS, RMBS, CBOs, CMOs, municipal securities, TBAs and other forward agency MBS contracts, SBA loans, U.S. government bonds, U.S. government agency securities, brokered deposits and CDs for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments. In addition to these fixed income activities, we have a SPAC equity trading group.  We carry out our capital markets activities primarily through our subsidiaries: Cohen Securities in the United States and CCFESA in Europe.  A division of Cohen Securities, Cohen & Company Capital Markets ("CCM") is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services.  Our Capital Markets business segment also includes unrealized and realized gains and losses on our other investments, at fair value and other investments sold, not yet purchased, at fair value that were acquired as part of our CCM business.

●

Asset Management:  Our Asset Management business segment manages assets within CDOs, managed accounts, joint ventures, and investment funds (collectively, “Investment Vehicles”). A CDO is a form of secured borrowing. The borrowing is secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes backed by the assets. In the event of default, the lenders will have recourse only to the assets securing the loan. Our Asset Management business segment includes our fee-based asset management operations, which include on-going base and incentive management fees. As of June 30, 2025, we had approximately $2.2 billion in assets under management (“AUM”) of which 41% was in CDOs. A significant portion of our asset management revenue is earned from the management of CDOs.  We have not completed a new securitization since 2008.  As a result, our asset management revenue has declined from its historical highs as the assets of the CDOs decline due to maturities, repayments, auction call redemptions, liquidations, and defaults.  Our ability to complete securitizations in the future will depend upon, among other things, our asset origination capacity and success, our ability to arrange warehouse financing to originate assets, our willingness and capacity to fund required amounts to obtain warehouse financing and securitized financings, and the demand in the markets for such securitizations.  The remaining portion of our AUM is from a diversified mix of other Investment Vehicles that were more recently formed.

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
●

New issue and advisory revenue comprised primarily of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, (c) underwriting, and (d) revenue associated with origination, arranging, or placing newly created financial instruments; and

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary Cohen Securities. A division of Cohen Securities, CCM is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services. In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in our consolidated statement of operations.  Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and for our a CREO JV.

A portion of our revenue is generated from management fees. Our ability to charge management fees and the amount of those fees is dependent upon the underlying investment performance and stability of the Investment Vehicles. If these types of investments do not provide attractive returns to investors, the demand for such instruments will likely fall, thereby reducing our opportunity to earn new management fees or maintain existing management fees.  As of June 30, 2025, 41% of our existing AUM were in CDOs. The creation of CDOs has depended upon a vibrant securitization market. Since 2008, volumes within the securitization market have dropped significantly and have not fully recovered since that time. We have not completed a new securitization since 2008. The remaining portion of our AUM is from a diversified mix of other Investment Vehicles most of which were more recently formed. See recent events below for discussion of our recent sale of CDO asset management contracts.

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

The SPAC Market

In 2018, we began sponsoring a series of SPACs.  In addition, we invest in other SPACs at various stages of their business life cycle.  Beginning in 2019, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a newly formed investment fund (the “SPAC Fund”), which was created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties. Effective April 1, 2023, all of the investors in the SPAC Fund, other than Vellar GP, redeemed all of their interests in the SPAC Fund.  In February 2025, we sold our interest in Vellar GP.

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

Our CCM business is also heavily concentrated in the SPAC Market with many of its clients being SPACs or former SPACs.  In addition to earning new issue and advisory revenue in these engagements, we sometimes receive financial instruments as part of our compensation, and this increases our investment in SPACs and former SPACs.

Equity prices of SPACs and post business combination SPACs are volatile.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we may recorded significant principal transaction losses and equity method losses from time to time.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform, (ii) acquiring or building out new product lines and expanding existing product lines, (iii) building a hedging execution and funding operation to service mortgage originators, (iv) building out CCM, (v) adding a SPAC equity trading team; and (vi) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Interest Rates and Inflation

During 2022 and 2023, the U.S. Federal Reserve began a process of raising the federal funds rate and quantitative tightening to address rising inflation.  In the second half of 2024, the US Federal Reserve reduced interest rates for the first time in several years.  It is unclear as to whether or how quickly interest rates will continue to decline.  However, for most of the periods presented herein, rates were rising or elevated versus historical lows, which negatively impacted our business in several ways:

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

Recent Events

Columbus Circle Capital Corp I

On May 19, 2025, Columbus Circle Capital Corp I (NASDAQ: CCCMU) (the "Columbus Circle SPAC"), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 25,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 1 Sponsor Corp LLC, the sponsor of the Columbus Circle SPAC (the “Columbus Circle Sponsor”). CCM, a division of our broker-dealer subsidiary, Cohen Securities, acted as the lead underwriter in the IPO.

Each Unit consists of one Class A ordinary share of the Columbus Circle SPAC, par value $0.0001 per share (“Class A Ordinary Shares”), and one-half of one warrant (each, a “Warrant”), where each whole Warrant entitles the holder to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $250,000 (before underwriting discounts and commissions and offering expenses).

If the Columbus Circle SPAC fails to consummate a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless the Columbus Circle SPAC’s shareholders approve an amendment to the Columbus Circle SPAC’s amended and restated memorandum and articles of association to extend the amount of time the Columbus Circle SPAC will have to consummate a Business Combination.

The Columbus Circle Sponsor purchased an aggregate of 265,000 of the Columbus Circle SPAC’s placement units (“Placement Units”) in a private placement that occurred simultaneously with the IPO (the “Private Placement”) for an aggregate of $2,650 or $10.00 per Placement Unit. Additionally, Cohen Securities used its underwriting fee of $3,920 to purchase 392,000 Placement Units in the Private Placement for an aggregate of $3,920. Each Placement Unit consists of one Class A Ordinary Share and one-half of one warrant (a “Placement Warrant”). The Placement Units are identical to the Units sold in the IPO except that Placement Units (including the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) (i)  may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of the Columbus Circle SPAC’s Business Combination, (ii) will be entitled to certain registration rights, and (iii) with respect to the Placement Warrants held by Cohen Securities and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules. Subject to certain limited exceptions, the Placement Units (including the underlying Placement Warrants and Class A Ordinary Shares and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) will not be transferable, assignable, or salable until 30 days after the completion of the Columbus Circle SPAC’s Business Combination.

The $2,650 invested by the Columbus Circle Sponsor in consideration for the above-described 265,000 Placement Units of the Columbus Circle SPAC was raised from third party investors. As the managing member of the Columbus Circle Sponsor, the Operating LLC consolidates the Columbus Circle Sponsor and treats the Columbus Circle Sponsor’s investment (as well as Cohen Securities' investment) in the Columbus Circle SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

A total of $250,000 of the net proceeds from the Private Placement and the IPO were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a Business Combination is not consummated), none of the funds held in the trust account will be released until the earliest of (i) the completion of the Columbus Circle SPAC’s Business Combination, (ii) the redemption of the Columbus Circle SPAC’s public Class A Ordinary Shares if the Columbus Circle SPAC is unable to complete its Business Combination within 24 months from the completion of the IPO, and (iii) the redemption of the Columbus Circle SPAC’s public Class A Ordinary Shares properly submitted in connection with a shareholder vote to amend the Columbus Circle SPAC Articles to (A) modify the substance or timing of the Columbus Circle SPAC’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of the Columbus Circle SPAC’s public shares if the Columbus Circle SPAC has not consummated a Business Combination within 24 months from the completion of the IPO, or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-Business Combination activity. If the Columbus Circle SPAC does not complete a Business Combination, the Placement Units will expire worthless.

The Columbus Circle Sponsor holds an aggregate of 8,333,333 founder shares in the Columbus Circle SPAC. Subject to certain limited exceptions, the founder shares will not be transferable or salable until the earlier to occur of: (i) six months after the completion of the IPO, and (ii) the date on which the Columbus Circle SPAC completes a liquidation, merger, share exchange, or other similar transaction after its Business Combination that results in all of the Columbus Circle SPAC’s shareholders having the right to exchange their Class A Ordinary Shares underlying the founder shares for cash, securities, or other property.

Certain non-controlling interests in the Columbus Circle Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle Sponsor, either directly or indirectly, and have an interest in the Columbus Circle SPAC’s founder shares through such membership interests in the Columbus Circle Sponsor. The number of the Columbus Circle SPAC’s founders shares in which such non-controlling interests in the Columbus Circle Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of the Columbus Circle SPAC’s founder shares currently allocated to the Operating LLC is 2,101,666, but such number of founder shares will not be finally and definitively determined until the consummation of a Business Combination.

In connection with the IPO, the Columbus Circle Sponsor has agreed to indemnify the Columbus Circle SPAC for all claims by third parties for services rendered or products sold to the Columbus Circle SPAC, or a prospective target business with which the Columbus Circle SPAC has entered into a written letter of intent, confidentiality, or other similar agreement or business combination agreement (except for the Columbus Circle SPAC’s independent registered public accounting firm), to the extent such claims reduce the amount of funds in the Columbus Circle SPAC’s trust account to below the lesser of (i) $10.00 per share of Class A Ordinary Shares, and (ii) the actual amount per share of Class A Ordinary Shares held in the Columbus Circle SPAC’s trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the Columbus Circle SPAC’s trust assets, in each case net of taxes, provided that such liability will not apply to any claims (A) by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the Columbus Circle SPAC’s trust account or (B) under the Columbus Circle SPAC’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933.

The Columbus Circle Sponsor loaned to the Columbus Circle SPAC approximately $350 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Columbus Circle Sponsor and its affiliates, including the Operating LLC, may commit to loan the Columbus Circle SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Columbus Circle SPAC consummates a Business Combination in the required time frame, the loans are to be repaid from the funds held in the Columbus Circle SPAC’s trust account. If the Columbus Circle SPAC does not consummate a Business Combination in the required time frame, no funds from the Columbus Circle SPAC’s trust account can be used to repay the loans.

In connection with the closing of the IPO, the Operating LLC and the Columbus Circle SPAC entered into an Administrative Services Agreement, dated May 15, 2025, pursuant to which the Operating LLC and the Columbus Circle SPAC agreed that, commencing on the date that the Columbus Circle SPAC’s securities were first listed on the Nasdaq Global Market through the earlier of the Columbus Circle SPAC’s consummation of a Business Combination and its liquidation, the Columbus Circle SPAC will pay the Operating LLC $10 per month for certain office space, administrative, and shared personnel support services.

On June 23, 2025, the Columbus Circle SPAC entered into a definitive business combination agreement with ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), and ProCap Financial, Inc., a Delaware corporation (“ProCap Financial”), Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc, d/b/a Professional Capital Management, a Delaware corporation (the "Business Combination Agreement").

Pursuant to the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Columbus Circle SPAC and ProCap BTC will merge into SPAC Merger Sub and Company Merger Sub, respectively, and become wholly-owned subsidiaries of ProCap Financial, and ProCap Financial will become a publicly traded company. Proceeds from the proposed Business Combination, if any, after satisfaction of redemption payments to the Columbus Circle SPAC’s public shareholders and transaction expenses, are expected to be used by ProCap Financial to purchase bitcoin, in connection with ProCap Financial’s business plans and strategies.

In connection with the execution of the Business Combination Agreement, (a) certain “qualified investors” (defined to include “qualified institutional buyers,” as defined in Rule 144A of the Securities Act, and institutional “accredited investors,” as defined in Rule 506 of Regulation D) were issued non-voting preferred units of ProCap BTC (“Preferred Units”) in a private placement of such Preferred Units consummated immediately prior to the execution of the Business Combination Agreement, in an aggregate amount of approximately $516,500 (the “Preferred Equity Investment”), and (b) certain qualified investors agreed to purchase convertible notes (“Convertible Notes”) issuable upon the Closing by ProCap Financial, with an aggregate principal amount of approximately $235,000 (the “Convertible Note Financing” and, together with the Preferred Equity Investment and the Business Combination, the “Proposed Transactions”). The net proceeds from the Convertible Notes will be utilized by ProCap Financial for purposes of acquiring bitcoin, collateral under the Convertible Notes, and for working capital purposes. The proceeds from the Preferred Equity Investment will be utilized, within 15 days following the Signing Date, to purchase bitcoin assets pursuant to a custodial arrangement with Anchorage Digital Bank N.A.

CCM acted as a co-placement agent in connection with the Convertible Note Financing and the Preferred Equity Investment.

As disclosed above, the Columbus Circle Sponsor holds an aggregate of 8,333,333 founder shares in the Columbus Circle SPAC. Further, certain non-controlling interests in the Columbus Circle Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle Sponsor, either directly or indirectly, and have an interest in the Columbus Circle SPAC’s founder shares through such membership interests in the Columbus Circle Sponsor. The number of the Columbus Circle SPAC’s founders shares in which such non-controlling interests in the Columbus Circle Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle Sponsor will not be finally and definitively determined unless and until consummation of the Business Combination (the “Closing”). The number of the Columbus Circle SPAC’s founder shares currently allocated to the Operating LLC is approximately 2,101,666, but such number of founder shares will also not be finally and definitively determined unless and until the Closing occurs. If the Closing occurs, each founder share held by the Columbus Circle Sponsor, including those allocated to the Operating LLC, will be converted into one share of common stock in ProCap Financial.

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

Pursuant to the MTA, we agreed to sell, assign, transfer, and convey to Hildene all of our rights and obligations in and under the Collateral Management Agreements and Collateral Administration Agreements (each a “CDO Agreement” and together, the “CDO Agreements”) for (i) Alesco Preferred Funding III, Ltd., (ii) Alesco Preferred Funding IV, Ltd., (iii) Alesco Preferred Funding V, Ltd., (iv) Alesco Preferred Funding VI, Ltd., and (v) Alesco Preferred Funding VIII, Ltd. (each an “Issuer,” and, collectively, the “Issuers”) and all books and records with respect to each Issuer (collectively with the CDO Agreements, the “Assigned Assets”).

The MTA contemplates multiple closings following the date of the MTA (each a “Closing”), with each Closing to occur following the satisfaction of the conditions to Closing for the assignment of each CDO Agreement pursuant to the MTA (each CDO Agreement assigned at any Closing, an “Assigned CDO Agreement” and collectively, the “Assigned CDO Agreements”).  The most significant condition outside of our and Hildene's control was consent of the preferred security holders of each CDO.

Pursuant to the MTA, Hildene has agreed to assume our obligations under the Assigned CDO Agreements to the extent such liabilities, obligations, and commitments relate to the period from and after the Closing of such Assigned CDO Agreement (collectively, the “Assumed Liabilities”).  We have agreed to retain our liabilities, obligations, and commitments arising under the Assigned CDO Agreements with respect to any period prior to the Closing of such Assigned CDO Agreement (the “Retained Liabilities”).

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

During the six months ended June 30, 2025, we recorded the sale of the CDO Agreements of Alesco Preferred Funding V, Ltd. and Alesco Preferred Funding VIII, Ltd. for a total purchase price of $1,125, which amount was reduced by $288 in accordance with the terms and conditions of the MTA as a result of management fees received by us after March 1, 2025.  Therefore, we recorded a gain of $837 during the six months ended June 30, 2025 in connection with the sale of such CDO Agreements.  We have not yet received consent relating to the sale of the CDO Agreements for Alesco Preferred Funding III, Ltd., Alesco Preferred Funding IV, Ltd., and Alesco Preferred Funding VI, Ltd., which are expected to have a total purchase price of $2,375.  As of June 30, 2025, we have received management fees of $365 related to these three CDO Agreements.  Accordingly, in accordance with the terms and conditions of the MTA, the maximum total gain to be recognized by us on these three contracts, if consents to sell the same are received, would be $2,010 as of June 30, 2025.  This amount will be reduced further by any management fees received on these contracts subsequent to June 30, 2025.  Pursuant to the MTA, there is a deadline of August 15, 2025 (including extensions) by which to receive the required consents to sell the remaining three CDO Agreements.  If such consents are not received on one or more of such CDO Agreements, we will continue to serve as collateral manager of Alesco Preferred Funding III, Ltd., Alesco Preferred Funding IV, Ltd., and Alesco Preferred Funding VI, Ltd.

Vellar Opportunities GP, LLC

On February 25, 2025, the Operating LLC entered into (i) a Limited Liability Company Interest Purchase Agreement (the “Vellar Purchase Agreement”) with Jason Capone and Solomon Cohen, the son of our executive chairman, Daniel G. Cohen; and (ii) a Transition Services Agreement (the “Vellar Transition Services Agreement” and, together with the Vellar Purchase Agreement, the “Vellar Agreements”) with Vellar Opportunities GP LLC, a Delaware limited liability company (“Vellar GP”).

Prior to entering into the Vellar Agreements, the Operating LLC was the managing member and owner of 33.4% of Vellar GP.

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to each of Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, we no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025.  In the first quarter of 2025, we recorded a loss on sale of $836, which is included as component of principal transactions and other income in our consolidated statement of operations.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to (i) pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234 and (ii) decrease the amount that the Operating LLC had previously agreed to pay to Vellar GP in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084.

Redemption of Redeemable Financial Instrument and Issuance of the 2024 Note

On October 3, 2016, the Operating  LLC entered into an Investment Agreement (the “JKD Investment Agreement”) with JKD Capital Partners I LTD ("JKD Investor"),  pursuant to which JKD Investor agreed to invest into the Operating LLC up to $12,000, of which $6,000 was invested into the Operating LLC on October 3, 2016, an additional $1,000 was invested into the Operating LLC on January 25, 2017, and an additional $1,268 was invested into the Operating LLC on January 9, 2019. The JKD Investor is owned by Jack J. DiMaio, the vice chairman of the board of directors, and his spouse.

Effective September 1, 2024,we entered into a redemption agreement with the JKD Investor (the “Redemption Agreement”), pursuant to which the Operating LLC redeemed the JKD Investment Agreement in its entirety.  As of September 1, 2024, the investment balance of the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, we (i) paid $2,573 of the investment balance in cash and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal was to be repaid as follows: (i) $2,573 of the principal amount was to be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part at any time without penalty or premium.  We prepaid the $2,573 of the principal amount that was otherwise due under the 2024 Note on August 31, 2025 during the three months ended June 30, 2025.  See note 15.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2025 and 2024.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2025	2024	$ Change	% Change
Revenues
Net trading	$19,968	$18,646	$1,322	7%
Asset management	4,188	4,795	(607)	(13%)
New issue and advisory	70,650	30,888	39,762	129%
Principal transactions and other income (loss)	(6,195)	(24,967)	18,772	75%
Total revenues	88,611	29,362	59,249	202%

Operating expenses
Compensation and benefits	65,989	25,538	(40,451)	(158%)
Business development, occupancy, equipment	3,817	3,032	(785)	(26%)
Subscriptions, clearing, and execution	4,506	4,303	(203)	(5%)
Professional fee and other operating	6,353	5,982	(371)	(6%)
Depreciation and amortization	344	249	(95)	(38%)
Total operating expenses	81,009	39,104	(41,905)	(107%)

Operating income / (loss)	7,602	(9,742)	17,344	178%

Non-operating income / (expense)

Interest expense, net	(2,944)	(3,091)	147	5%
Gain on sale of management contracts	837	-	837	NM
Income / (loss) from equity method affiliates	981	23,049	(22,068)	(96%)
Income / (loss) before income taxes	6,476	10,216	(3,740)	(37%)
Income tax expense / (benefit)	910	293	(617)	(211%)
Net income / (loss)	5,566	9,923	(4,357)	(44%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(314)	11,064	11,378	103%
Enterprise net income / (loss)	5,880	(1,141)	7,021	615%
Less: Net income (loss) attributable to the convertible non-controlling interest	4,143	(815)	(4,958)	(608%)
Net income / (loss) attributable to Cohen & Company Inc.	$1,737	$(326)	$2,063	633%

Revenues

Revenues increased by $59,249, or 202%, to $88,611for the six months ended June 30, 2025, as compared to $29,362 for the six months ended June 30, 2024. Each line item is discussed below in more detail.

Net Trading

Net trading revenue increased by $1,322 to $19,968 for the six months ended June 30, 2025, as compared to $18,646 or the six months ended June 30, 2024.  The following table shows the detail by trading group.

NET TRADING

	Six Months Ended June 30,
	2025	2024	Change
Mortgage	$2,246	$2,890	$(644)
Gestation Repo	8,637	7,149	1,488
High Yield Corporates	549	3,261	(2,712)
SPAC Equity	1,406	-	1,406
CMOs	836	480	356
SBAs	1,118	-	1,118
Structured Notes	1,850	392	1,458
Other	3,326	4,474	(1,148)
Total	$19,968	$18,646	$1,322

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

	As of June 30,		As of December 31,
	2025	2024	2024	2023
Company-sponsored CDOs	$915,217	$982,338	$965,887	$995,191
Other Investment Vehicles (1)	1,333,985	1,347,922	1,339,310	1,362,484
Assets under management (2)	$2,249,202	$2,330,260	$2,305,197	$2,357,675

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

Asset management fees decreased by $607 to $4,188 for the six months ended June 30, 2025, as compared to $4,795 for the six months ended June 30, 2024, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

	Six Months Ended June 30,
	2025	2024	Change
CDOs	$752	$793	$(41)
Other	3,436	4,002	(566)
Total	$4,188	$4,795	$(607)

Asset management fees from CDOs declined because of continued principal paydowns of assets in the CDOs.  The sale of the Alesco V and Alesco VIII CDO Agreements closed in July 2025.  During the six months ended June 30, 2025, we earned a total of $269 in revenue from these two contracts. As a result of the sale, asset management revenue from CDOs will decline in future quarters.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.  Asset management fees from other decreased primarily due to the recognition in 2024 of deferred performance fees related to a certain PriDe Fund.

New Issue and Advisory

New issue and advisory revenue increased by $39,762 to $70,650 for the six months ended June 30, 2025, as compared to $30,888 for the six months ended June 30, 2024.  Nearly all of the new issue and advisory revenue recognized in both periods resulted from CCM's activities.

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

CCM, a division of Cohen Securities, is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets, and SPAC advisory services.  In addition, we sometimes generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in the consolidated statement of operations.  Further, it should be noted that the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time, (ii) convertible or non-convertible debt investments that are not publicly traded, (iii) equity investments in special purpose entities that are not publicly traded, or (iv) unrestricted common stock investments in public companies that do not have significant trading volume.  Therefore, it may take us a significant period of time to liquidate these investments.  We may suffer significant principal transactions loss prior to final liquidation of these financial instruments, which will impact the results of our Capital Markets segment.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $18,772 to ($6,195) for the six months ended June 30, 2025, as compared to ($24,967) for the six months ended June 30, 2024.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Six Months Ended June 30,
	2025	2024	Change
Interests in public companies
Brand Engagement Network, Inc. (NASDAQ: BNAI)	$(797)	$-	$(797)
Webull Corporation (NASDAQ: BULL)	769	-	769
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	13	(927)	940
Crown LNG Holdings Limited (OTC: CGBS)	(537)	-	(537)
Critical Metals Corp. (NASDAQ: CRML)	(215)	205	(420)
Next.e.GO N.V. (OTC: EGOXF)	-	(7,353)	7,353
Fold Holdings, Inc. (NASDAQ: FLD)	(1,024)	-	(1,024)
GCT Semiconductor Holding, Inc. (NYSE: GCTS)	-	(425)	425
Classover Holding, Inc. (NASDAQ: KIDZ)	357	-	357
Psyence Biomedical Ltd. (NASDAQ: PBM)	-	(328)	328
Rezolve AI PLC (NASDAQ: RZLV)	(417)	-	(417)
Semilux International Ltd. (NASDAQ: SELX)	-	(2,406)	2,406
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	(2,783)	2,783
USA Rare Earth, Inc. (NASDAQ: USAR)	(6,665)	-	(6,665)
Veea Inc. (NASDAQ: VEEA)	(516)	(300)	(216)
Zoomcar Holdings, Inc. (OTC: ZCAR)	(89)	(1,302)	1,213
Zapata Computing Holdings Inc. (OTC: ZPTA)	-	(1,124)	1,124
Other	2,766	(10)	2,776
Capital Markets principal transactions	(6,355)	(16,753)	10,398
			-
Interests in public companies:
Critical Metals Corp. (NASDAQ: CRML)	(1,867)	592	(2,459)
CID HoldCo, Inc. (NASDAQ: DAIC)	885	-	885
Fold Holdings, Inc. (NASDAQ: FLD)	(266)	-	(266)
Marblegate Capital Corporation (OTC: MGTE)	873	-	873
Holdco Nuvo Group DG Ltd. (OTC: NUVWQ)	-	(1,608)	1,608
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	-	(419)	419
Payoneer Global Inc. (NASDAQ: PAYO)	(931)	92	(1,023)
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	(214)	214
Zaap Electric Vehicles Group Ltd. (OTC: ZAPPF)	-	(510)	510
Zoomcar Holdings, Inc. (OTC: ZCAR)	-	(7,097)	7,097
CREO JV	(33)	(117)	84
U.S. Insurance JV	107	(102)	209
SFAs	1,404	(1,145)	2,549
Other	(321)	231	(552)
Principal Investing principal transactions	(149)	(10,297)	10,148

Total principal transactions	(6,504)	(27,050)	20,546

IIFC revenue share	1,102	1,464	(362)
Sale of Vellar GP	(836)	-	(836)
All other income	43	619	(576)
Other income	309	2,083	(1,774)

Principal transactions and other income (loss)	$(6,195)	$(24,967)	$18,772

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

Interests in Public Companies

These investments represent our direct and indirect investments in certain public companies. These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes and non-convertible notes receivable, as well as equity interest in SPVs that have investments in these public companies. The name and stock symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investments during each time period noted in the table.  Many of the interests in the public companies listed above were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

Other Principal Investments

The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. We carry our investment in the CREO JV at its NAV.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its NAV.

We have engaged in several SFA transactions. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amounts shown in the table above represent the net change in fair value recorded during the periods presented.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  Most our SFA transactions were undertaken in Vellar GP.  We sold our interest in Vellar GP during the six months ended June 30, 2025.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $9,276 in connection with this revenue share arrangement.

Operating Expenses

Operating expenses increased by $41,905, or 107%, to $81,009 for the six months ended June 30, 2025, as compared to $39,104 for the six months ended June 30, 2024. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $40,451, or 158%, to $65,989, for the six months ended June 30, 2025, as compared to $25,538 for the six months ended June 30, 2024.

COMPENSATION AND BENEFITS

	Six Months Ended June 30,
	2025	2024	Change
Cash compensation and benefits	$63,784	$23,234	$40,550
Equity-based compensation	2,205	2,304	(99)
Total	$65,989	$25,538	$40,451

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The increase was primarily the result of increased incentive compensation driven by increased revenues.  Our total headcount was 118 at June 30, 2025 and 121 at June 30, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $785, or 26%, to $3,817 or the six months ended June 30, 2025, as compared to $3,032 for the six months ended June 30, 2024.  This increase was comprised of an increase in occupancy and equipment of $8, and an increase in business development of $777.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $203, or 5%, to $4,506 for the six months ended June 30, 2025, as compared to $4,303 for the six months ended June 30, 2024. The increase was comprised of an increase in subscriptions and dues of $493, partially offset by a decrease in clearing and execution of $290.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses increased by $371, or 6%, to $6,353 for the six months ended June 30, 2025, as compared to $5,982 for the six months ended June 30, 2024. The increase was comprised of an increase in professional fees of $8, and an increase in other operating expense of $363.

Depreciation and Amortization

Depreciation and amortization increased by $95, or 38%, to $344 for the six months ended June 30, 2025, as compared to $249 for the six months ended June 30, 2024.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $147 to $2,944 for the six months ended June 30, 2025, as compared to $3,091 for the six months ended June 30, 2024.

INTEREST EXPENSE

	Six Months Ended June 30,
	2025	2024	Change
Junior subordinated notes	$2,330	$2,333	$(3)
2020/2024 Notes	574	262	312
Byline Credit Facility	40	38	2
Redeemable Financial Instrument - JKD Investor	-	458	(458)
	$2,944	$3,091	$(147)

See notes 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Gain on Sale of Management Contracts

On March 13, 2025, we entered into an MTA with Hildene to sell our CDO collateral management contracts for (i) Alesco Preferred Funding III, Ltd., (ii) Alesco Preferred Funding IV, Ltd., (iii) Alesco Preferred Funding V, Ltd., (iv) Alesco Preferred Funding VI, Ltd., and (v) Alesco Preferred Funding VIII, Ltd. for a total of $3,500.  Each CDO collateral management contract sale was contingent upon certain conditions to closing.  The most significant condition outside of our and Hildene's control was consent of the preferred security holders of each CDO.  The MTA called for the purchase price to be reduced, dollar for dollar, for any management fees received by us after March 1, 2025.

During the six months ended June 30, 2025, we recorded the sale of the CDO Agreements of Alesco Preferred Funding V, Ltd. and Alesco Preferred Funding VIII, Ltd. for a total purchase price of $1,125, which amount was reduced by $288 in accordance with the terms and conditions of the MTA as a result of management fees received by us after March 1, 2025.  Therefore, we recorded a gain of $837 during the six months ended June 30, 2025 in connection with the sale of such CDO Agreements.  We have not yet received consent relating to the sale of the CDO Agreements for Alesco Preferred Funding III, Ltd., Alesco Preferred Funding IV, Ltd., and Alesco Preferred Funding VI, Ltd., which are expected to have a total purchase price of $2,375.  As of June 30, 2025, we have received management fees of $365 related to these three CDO Agreements.  Accordingly, in accordance with the terms and conditions of the MTA, the maximum total gain to be recognized by us on these three contracts, if consents to sell the same are received, would be $2,010 as of June 30, 2025.  This amount will be reduced further by any management fees received on these contracts subsequent to June 30, 2025.  Pursuant to the MTA, there is a deadline of August 15, 2025 (including extensions) by which to receive the required consents to sell the remaining three CDO Agreements.  If such consents are not received on one or more of such CDO Agreements, we will continue to serve as collateral manager of Alesco Preferred Funding III, Ltd., Alesco Preferred Funding IV, Ltd.. and Alesco Preferred Funding VI, Ltd.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $22,068 to $981 for the six months ended June 30, 2025, as compared to $23,049 for the six months ended June 30, 2024.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2025	2024	Change
Dutch Real Estate Entities	$849	$(127)	$976
Columbus Circle SPAC	(1,307)	-	(1,307)
SPAC Sponsor Entities and Other	1,439	23,176	(21,737)
Total	$981	$23,049	$(22,068)

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

	Six Months Ended June 30,
	2025	2024	Change
African Agriculture Holdings Inc. (OTC: AAGR)	$-	$(1,825)	$1,825
Brand Engagement Network, Inc. (NASDAQ: BNAI)	-	4,217	(4,217)
Critical Metals Corp. (NASDAQ: CRML)	(367)	5,183	(5,550)
Next.e.GO N.V. (OTC: EGOXF)	-	(279)	279
Fold Holdings, Inc. (NASDAQ: FLD)	1,949	(2)	1,951
Murano Global Investments Plc (NASDAQ: MRNO)	482	15,446	(14,964)
Holdco Nuvo Group DG Ltd. (OTC:NUVWQ)	-	2,201	(2,201)
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	786	(786)
Zoomcar Holdings, Inc. (OTC: ZCAR)	(15)	(2,429)	2,414
Other	(610)	(122)	(488)
Total	$1,439	$23,176	$(21,737)

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $617 to $910 for the six months ended June 30, 2025, as compared to $293 for the six months ended June 30, 2024.

	For the Six Months Ended June 30,
	2025	2024	Change
Current	$427	$343	$(84)
Deferred	483	(50)	(533)
Total	$910	$293	$(617)

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2025, Cohen & Company Inc. owned 29.5% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 70.5% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities is included in our consolidated results, but no tax expense/(benefit) related to the unowned portions of these entities is included in our consolidated results.

3. There are state, local, and foreign taxes that the Operating LLC or its subsidiaries are subject to, which are included in our effective tax rate.

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

The Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025.  The only provisions of the OBBBA that directly impact us are: (i) changes in bonus depreciation and (ii) changes in the calculation of the amount of net interest expense that is deductible.  In both cases, the impact to us will be immaterial.  The OBBBA made significant changes to individual income taxes including the taxation of overtime and tips that may impact certain company's workforces thereby having an indirect effect on these companies.  However, none of our employees receive tips and we have an immaterial number of hourly employees.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the six months ended June 30, 2025 and 2024 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Six Months Ended June 30,
	2025	2024	Change
Other SPAC Sponsor Investor	$(353)	$11,892	$12,245
Columbus Circle SPAC	(825)	-	825
Vellar GP	864	(828)	(1,692)
Total	$(314)	$11,064	$11,378

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. We sold our interest in Vellar GP during 2025.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the six months ended June 30, 2025 and 2024 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Six Months Ended June 30, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$6,476	$-	$6,476
Income tax expense / (benefit)	914	(4)	910
Net income / (loss) after tax	5,562	4	5,566
Other consolidated subsidiary non-controlling interest	(314)
Net income / (loss) attributable to the Operating LLC	5,876
Average effective Operating LLC non-controlling interest % (1)	70.51%
Convertible non-controlling interest	$4,143

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Six Months Ended June 30, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$10,216	$-	$10,216
Income tax expense / (benefit)	289	4	293
Net income / (loss) after tax	9,927	(4)	9,923
Other consolidated subsidiary non-controlling interest	11,064
Net income / (loss) attributable to the Operating LLC	(1,137)
Average effective Operating LLC non-controlling interest % (1)	71.68%
Operating LLC non-controlling interest	$(815)

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 and 2024.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2025	2024	$ Change	% Change
Revenues
Net trading	$10,757	$8,798	$1,959	22%
Asset management	2,168	2,078	90	4%
New issue and advisory	37,411	6,500	30,911	476%
Principal transactions and other income (loss)	9,535	(6,578)	16,113	245%
Total revenues	59,871	10,798	49,073	454%

Operating expenses
Compensation and benefits	44,323	10,699	(33,624)	(314%)
Business development, occupancy, equipment	1,988	1,591	(397)	(25%)
Subscriptions, clearing, and execution	2,332	2,217	(115)	(5%)
Professional fee and other operating	3,561	2,533	(1,028)	(41%)
Depreciation and amortization	172	125	(47)	(38%)
Total operating expenses	52,376	17,165	(35,211)	(205%)

Operating income / (loss)	7,495	(6,367)	13,862	218%

Non-operating income / (expense)

Interest expense, net	(1,496)	(1,425)	(71)	(5%)
Gain on sale of management contracts	837	-	837	NM
Income / (loss) from equity method affiliates	(1,437)	(5,996)	4,559	76%
Income / (loss) before income taxes	5,399	(13,788)	19,187	139%
Income tax expense / (benefit)	771	(205)	(976)	(476%)
Net income / (loss)	4,628	(13,583)	18,211	134%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(141)	(5,206)	(5,065)	(97%)
Enterprise net income / (loss)	4,769	(8,377)	13,146	157%
Less: Net income (loss) attributable to the convertible non-controlling interest	3,361	(6,028)	(9,389)	(156%)
Net income / (loss) attributable to Cohen & Company Inc.	$1,408	$(2,349)	$3,757	160%

Revenues

Revenues increased by $49,073, or 454%, to $59,871 for the three months ended June 30, 2025, as compared to $10,798 for the three months ended June 30, 2024. Each line item is discussed below in more detail.

Net Trading

Net trading revenue increased by $1,959, or 22%, to $10,757 for the three months ended June 30, 2025, as compared to $8,798 for the three months ended June 30, 2024.  The following table shows the detail by trading group.

NET TRADING

	Three Months Ended June 30,
	2025	2024	Change
Mortgage	$1,297	$1,576	$(279)
Gestation Repo	4,458	3,692	766
High Yield Corporates	156	976	(820)
SPAC Equity	1,406	-	1,406
CMOs	403	277	126
SBAs	690	-	690
Structured Notes	537	392	145
Other	1,810	1,885	(75)
Total	$10,757	$8,798	$1,959

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

	As of June 30,		As of December 31,
	2025	2024	2024	2023
Company-sponsored CDOs	$915,217	$982,338	$965,887	$995,191
Other Investment Vehicles (1)	1,333,985	1,347,922	1,339,310	1,362,484
Assets under management (2)	$2,249,202	$2,330,260	$2,305,197	$2,357,675

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

Asset management fees increased by $90, or 4%, to $2,168 for the three months ended June 30, 2025, as compared to $2,078 for the three months ended June 30, 2024, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

	Three Months Ended June 30,
	2025	2024	Change
CDOs	$367	$397	$(30)
Other	1,801	1,681	120
Total	$2,168	$2,078	$90

Asset management fees from CDOs declined because of continued principal paydowns of assets in the CDOs.  The sale of the Alesco V and Alesco VIII CDO Agreements closed in July 2025.  During the three months ended June 30, 2025, we earned a total of $124 in revenue from these two contracts. As a result of the sale, asset management revenue from CDOs will decline in future quarters.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.  Asset management fees from other increased primarily due to increases in fees earned in the PriDe Funds.

New Issue and Advisory

New issue and advisory revenue increased by $30,911 to $37,411 for the three months ended June 30, 2025, as compared to $6,500 for the three months ended June 30, 2024.  All of the new issue and advisory revenue recognized in both periods resulted from CCM's activities.

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

CCM, a division of Cohen Securities, is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets, and SPAC advisory services.  In addition, we sometimes generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record advisory revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in the consolidated statement of operations.  Further, it should be noted that the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time, (ii) convertible or non-convertible debt investments that are not publicly traded, (iii) equity investments in special purpose entities that are not publicly traded, or (iv) unrestricted common stock investments in public companies that do not have significant trading volume.  Therefore, it may take us a significant period of time to liquidate these investments.  We may suffer significant principal transactions loss prior to final liquidation of these financial instruments, which will impact the results of our Capital Markets segment.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $16,113 to $9,535 for the three months ended June 30, 2025, as compared to ($6,578) for the three months ended June 30, 2024.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Three Months Ended June 30,
	2025	2024	Change
Interests in public companies
Webull Corporation (NASDAQ: BULL)	$769	$-	$769
Captivision Inc. (NASDAQ: CAPT)	(908)	(315)	(593)
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	-	(638)	638
Crown LNG Holdings Limited (NASDAQ: CGBS)	(454)	-	(454)
GCT Semiconductor Holding, Inc. (NASDAQ: GCTS)	-	(425)	425
Classover Holding, Inc. (NASDAQ: KIDZ)	357	-	357
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	-	(908)	908
USA Rare Earth, Inc. (NASDAQ: USAR)	4,401	-	4,401
Veea Inc. (NASDAQ: VEEA)	(5)	(300)	295
Zapata Computing Holdings Inc. (OTC: ZPTA)	-	(2,621)	2,621
Other	2,562	(23)	2,585
Capital Markets principal transactions	6,722	(5,230)	11,952

Interests in public companies:
Critical Metals Corp. (NASDAQ: CRML)	526	592	(66)
CID HoldCo, Inc. (NASDAQ: DAIC)	885	-	885
Fold Holdings, Inc. (NASDAQ: FLD)	(266)	-	(266)
Marblegate Capital Corporation (OTC: MGTE)	873	-	873
Holdco Nuvo Group DG Ltd. (OTC: NUVWQ)	-	(1,608)	1,608
Rezolve AI PLC (NASDAQ: RZLV)	295	-	295
Zaap Electric Vehicles Group Ltd. (OTC: ZAPPF)	-	(475)	475
Zoomcar Holdings, Inc. (OTC: ZCAR)	-	(782)	782
CREO JV	(105)	(276)	171
U.S. Insurance JV	46	(179)	225
SFAs	-	427	(427)
Other	(73)	(37)	(36)
Principal Investing principal transactions	2,181	(2,338)	4,519

Total principal transactions	8,903	(7,568)	16,471

IIFC revenue share	632	921	(289)
All other income	-	69	(69)
Other income	632	990	(358)

Principal transactions and other income (loss)	$9,535	$(6,578)	$16,113

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

Interests in Public Companies

These investments represent our direct and indirect investments in certain public companies. These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes and non-convertible notes receivable, as well as equity interest in SPVs that have investments in these public companies. The name and stock symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investments during each time period noted in the table.  Many of the interests in the public companies listed above were acquired as non-cash compensation related to new issue and advisory engagements.  When we received these investments, we recorded new issue and advisory revenue for the fair value of those instruments at that time.

Other Principal Investments

The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. We carry our investment in the CREO JV at its NAV.

The U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its NAV.

We have engaged in several SFA transactions. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the periods presented.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  Most our SFA transactions were undertaken in Vellar GP.  We sold our interest in Vellar GP during the three months ended June 30, 2025.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $9,276 in connection with this revenue share arrangement.

Operating Expenses

Operating expenses increased by $35,211, or 205%, to $52,376 for the three months ended June 30, 2025, as compared to $17,165 for the three months ended June 30, 2024. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $33,624, or 314%, to $44,323 for the three months ended June 30, 2025, as compared to $10,699 for the three months ended June 30, 2024.

COMPENSATION AND BENEFITS

	Three Months Ended June 30,
	2025	2024	Change
Cash compensation and benefits	$43,274	$9,544	$33,730
Equity-based compensation	1,049	1,155	(106)
Total	$44,323	$10,699	$33,624

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The increase was primarily the result of increased incentive compensation driven by increased revenue.  Our total headcount was 118 at June 30, 2025 and 121 at June 30, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $397, or 25%, to $1,988 for the three months ended June 30, 2025, as compared to $1,591 for the three months ended June 30, 2024.  This increase was comprised of an increase in business development of $403, partially offset by a decrease in occupancy and equipment of $6.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $115, or 5%, to $2,332 for the three months ended June 30, 2025, as compared to $2,217 for the three months ended June 30, 2024. The increase was comprised of an increase in subscriptions and dues of $231, partially offset by a decrease in clearing and execution of $116.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses increased by $1,028, or 41%, to $3,561 for the three months ended June 30, 2025, as compared to $2,533 for the three months ended June 30, 2024. This increase is comprised of an increase in professional fees of $709 and an increase in other operating expenses of $319.

Depreciation and Amortization

Depreciation and amortization increased by $47, or 38%, to $172 for the three months ended June 30, 2025, as compared to $125 for the three months ended June 30, 2024.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $71 to $1,496 for the three months ended June 30, 2025, as compared to $1,425 for the three months ended June 30, 2024.

INTEREST EXPENSE

	Three Months Ended June 30,
	2025	2024	Change
Junior subordinated notes	$1,186	$1,172	$14
2020/2024 Notes	288	135	153
Byline Credit Facility	22	19	3
Redeemable Financial Instrument - JKD Investor	-	99	(99)
	$1,496	$1,425	$71

See notes 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Gain on Sale of Management Contracts

On March 13, 2025, we entered into an MTA with Hildene to sell our CDO collateral management contracts for (i) Alesco Preferred Funding III, Ltd., (ii) Alesco Preferred Funding IV, Ltd., (iii) Alesco Preferred Funding V, Ltd., (iv) Alesco Preferred Funding VI, Ltd., and (v) Alesco Preferred Funding VIII, Ltd. for a total of $3,500.  Each CDO collateral management contract sale was contingent upon certain conditions to closing.  The most significant condition outside of our and Hildene's control was consent of the preferred security holders of each CDO.  The MTA called for the purchase price to be reduced, dollar for dollar, for any management fees received by us after March 1, 2025.

During the six months ended June 30, 2025, we recorded the sale of the CDO Agreements of Alesco Preferred Funding V, Ltd. and Alesco Preferred Funding VIII, Ltd. for a total purchase price of $1,125, which amount was reduced by $288 in accordance with the terms and conditions of the MTA as a result of management fees received by us after March 1, 2025.  Therefore, we recorded a gain of $837 during the six months ended June 30, 2025 in connection with the sale of such CDO Agreements.  We have not yet received consent relating to the sale of the CDO Agreements for Alesco Preferred Funding III, Ltd., Alesco Preferred Funding IV, Ltd., and Alesco Preferred Funding VI, Ltd., which are expected to have a total purchase price of $2,375.  As of June 30, 2025, we have received management fees of $365 related to these three CDO Agreements.  Accordingly, in accordance with the terms and conditions of the MTA, the maximum total gain to be recognized by us on these three contracts, if consents to sell the same are received, would be $2,010 as of June 30, 2025.  This amount will be reduced further by any management fees received on these contracts subsequent to June 30, 2025.  Pursuant to the MTA, there is a deadline of August 15, 2025 (including extensions) by which to receive the required consents to sell the remaining three CDO Agreements.  If such consents are not received on one or more of such CDO Agreements, we will continue to serve as collateral manager of Alesco Preferred Funding III, Ltd., Alesco Preferred Funding IV, Ltd., and Alesco Preferred Funding VI, Ltd.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $4,559 to ($1,437) for the three months ended June 30, 2025, as compared to ($5,996) for the three months ended June 30, 2024.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2025	2024	Change
Dutch Real Estate Entities	$533	$(11)	$544
Columbus Circle SPAC	(1,307)	-	(1,307)
SPAC Sponsor Entities and Other	(663)	(5,985)	5,322
Total	$(1,437)	$(5,996)	$4,559

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

	Three Months Ended June 30,
	2025	2024	Change
Brand Engagement Network, Inc. (NASDAQ: BNAI)	$-	$(3,783)	$3,783
Critical Metals Corp. (NASDAQ: CRML)	-	(365)	365
Fold Holdings, Inc. (NASDAQ: FLD)	(415)	(1)	(414)
Murano Global Investments Plc (NASDAQ: MRNO)	264	(1,290)	1,554
Holdco Nuvo Group DG Ltd. (OTC:NUVWQ)	-	2,202	(2,202)
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	(2,211)	2,211
Other	(512)	(537)	25
Total	$(663)	$(5,985)	$5,322

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $976 to $771 for the three months ended June 30, 2025, as compared to ($205) for the three months ended June 30, 2024.

	For the Three Months Ended June 30,
	2025	2024	Change
Current	$373	$(214)	$(587)
Deferred	398	9	(389)
Total	$771	$(205)	$(976)

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended June 30, 2025, Cohen & Company Inc. owned 29.5% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 70.5% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities is included in our consolidated results, but no tax expense/(benefit) related to the unowned portions of these entities is included in our consolidated results.

3. There are state, local, and foreign taxes that the Operating LLC or its subsidiaries are subject to, which are included in our effective tax rate.

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

The Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025.  The only provisions of the OBBBA that directly impact us are: (i) changes in bonus depreciation and (ii) changes in the calculation of the amount of net interest expense that is deductible.  In both cases, the impact to us will be immaterial.  The OBBBA made significant changes to individual income taxes including the taxation of overtime and tips that may impact certain company's workforces thereby having an indirect effect on these companies.  However, none of our employees receive tips and we have an immaterial number of hourly employees.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended June 30, 2025 and 2024 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Three Months Ended June 30,
	2025	2024	Change
Other SPAC Sponsor Investor	$684	$(5,141)	$(5,825)
Columbus Circle SPAC	(825)	-	825
Vellar GP	-	(65)	(65)
Total	$(141)	$(5,206)	$(5,065)

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. We sold our interest in Vellar GP during 2025.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended June 30, 2025 and 2024 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended June 30, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$5,399	$-	$5,399
Income tax expense / (benefit)	774	(3)	771
Net income / (loss) after tax	4,625	3	4,628
Other consolidated subsidiary non-controlling interest	(141)
Net income / (loss) attributable to the Operating LLC	4,766
Average effective Operating LLC non-controlling interest % (1)	70.52%
Operating LLC non-controlling interest	$3,361

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Three Months Ended June 30, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$(13,788)	$-	$(13,788)
Income tax expense / (benefit)	(198)	(7)	(205)
Net income / (loss) after tax	(13,590)	7	(13,583)
Other consolidated subsidiary non-controlling interest	(5,206)
Net income / (loss) attributable to the Operating LLC	(8,384)
Average effective Operating LLC non-controlling interest % (1)	71.90%
Operating LLC non-controlling interest	$(6,028)

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. Cohen Securities is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFESA is subject to the regulations of the ACPR, which imposes minimum capital requirements.  See note 25 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On July 31, 2025, our board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on August 29, 2025 to stockholders of record as of August 15, 2025.

We had the following financing transactions in excess of $1,000 during the six months ended June 30, 2025 excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items:

●	$2,573 in cash used to repay the 2024 Note, and
●	$2,669 in cash received as non-convertible non-controlling interest contributions.

During the six months ended June 30, 2024, we had $3,567 in non convertible non-controlling interests distributions.  Otherwise, we had no financing transactions in excess of $1,000 during the six months ended June 30, 2024 excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items.

Cash Flows

We have seven primary uses for capital:

(1)

To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities, (ii) for risk trading for our own account, (iii) to fund our collateralized securities lending activities, (iv) for temporary capital needs associated with underwriting activities, (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our gestation repo business, and (vi) to fund any operating losses incurred.

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

As of June 30, 2025 and December 31, 2024, we maintained cash and cash equivalents of $ 25,996 and $ 19,590, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities	$6,978	$930
Cash flow from investing activities	5,215	6,451
Cash flow from financing activities	(6,442)	(8,340)
Effect of exchange rate on cash	655	(116)
Net cash flow	6,406	(1,075)
Cash and cash equivalents, beginning	19,590	10,650
Cash and cash equivalents, ending	$25,996	$9,575

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2025

As of June 30, 2025, our cash and cash equivalents were $ 25,996, representing an increase of $ 6,406 from December 31, 2024. The increase was attributable to cash provided by operating activities of $ 6,978, cash provided by investing activities of $ 5,215, cash used in financing activities of $ 6,442, and an increase in cash caused by the change in exchange rates of $ 655.

The cash provided by operating activities of $ 6,978 was comprised of (a) net cash inflows of $ 25,680 related to working capital fluctuations, (b) net cash outflows of $ 2,580 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased, and (c) net cash outflows from other earnings items of $ 16,122 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 5,215 was comprised of (a) $22,437 of sales and returns of principal from other investments, at fair value, (b) $1,312 of distributions received from equity method affiliates, partially offset by (c) $14,856 in cash used to purchase other investments, at fair value, (d) $433 in reduction in cash from the disposal of our interest in Vellar GP, (e) $2,675 invested in equity method affiliates, and (f)  $570 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 6,442 was comprised of (a) $2,573 of cash used to repay a portion of the 2024 Note, (b) $343 in cash used to net settle equity awards, (c) $1,261 in cash used to pay dividends, (d) $3,316 in cash used to pay distributions to the convertible non-controlling interest, (e) $954 in cash used to redeem convertible non-controlling units, (f) $844 in non-convertible non-controlling interest distributions, partially offset by (g) $2,669 in cash received as non-convertible non-controlling interest investments.

Six Months Ended June 30, 2024

As of June 30, 2024, our cash and cash equivalents were $9,575, representing a decrease of $1,075 from December 31, 2023. The decrease was attributable to cash provided by operating activities of $930, cash provided by investing activities of $6,451, cash used in financing activities of $8,340, and a decrease in cash caused by the change in exchange rates of $116.

The cash provided by operating activities of $930 was comprised of (a) net cash outflows of $7,121 related to working capital fluctuations, (b) net cash inflows of $2,780 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased, and (c) net cash inflows from other earnings items of $5,271 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $6,451 was comprised of (a) $41,544 of sales of other investments sold, not yet purchased, at fair value, (b) $214 of sales of other investments, at fair value, (c) $857 in distributions received from equity method affiliates, partially offset by (d) $34,289 of cash used to purchase other investments, at fair value, (e) $1,267 of cash used to purchase other investments sold, not yet purchased, at fair value, (f) $134 of cash used to invest in equity method affiliates, and (g) $474 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $8,340 was comprised of (a) $189 in cash used to net settle equity awards, (b) $1,057 in cash used to pay dividends, (c) $3,022 in convertible non-controlling interest distributions, (d) $659 in redemptions of convertible non-controlling interests, (e) $3,567 in non-convertible non-controlling interest distributions, partially offset by (f) $154 in proceeds from issuance of Common Stock.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: Cohen Securities in the United States and CCFESA in France. As a U.S. broker-dealer, Cohen Securities is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2025 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

June 30, 2025
United States	$250
Europe	729
Total	$979

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2025, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $51,761. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from Cohen Securities

As of June 30, 2025, our total equity on a consolidated basis was $92,458 and the total equity of Cohen Securities was $86,864.  Therefore, only $5,594 of equity existed outside of Cohen Securities.  However, it should be noted that our non-convertible non-controlling interest represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of June 30, 2025, our non-convertible non-controlling interest balance was $10,890.  Therefore, we have an available equity deficit outside of Cohen Securities of $5,296 as of June 30 2025.

From time to time, we may need to take distributions of income (and potentially returns of capital) from Cohen Securities to satisfy the cash needs as a result of the losses incurred outside of Cohen Securities or to satisfy other obligations that come due outside of Cohen Securities.  However, we are subject to significant limitations on our ability to make distributions from Cohen Securities.  These limitations include limitations imposed by FINRA under Rule 15c3-1 under the Exchange Act (described immediately above) and limitations under our line of credit with Byline Bank (see note 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  Furthermore, counterparties to Cohen Securities have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from Cohen Securities (beyond its net income), we may not be able to trade with certain counterparties, which may cause Cohen Securities’ operations to deteriorate.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2025 and the twelve months ended December 31, 2024 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2025	For the Twelve Months Ended December 31, 2024
Receivables under resale agreements
Period end	$790,874	$668,259
Monthly average	$709,994	$566,987
Maximum month end	$790,874	$743,654
Securities sold under agreements to repurchase
Period end	$816,290	$695,966
Monthly average	$739,780	$570,715
Maximum month end	$816,290	$742,120

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

DETAIL OF DEBT

	As of June 30, 2025	As of December 31, 2024	Interest Rate Terms	Interest (2)	Maturity
Description
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$5,146	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.54%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.71%	March 2035
Less unamortized discount	(22,643)	(22,867)
	25,482	25,258

Byline Credit Facility	-	-	Variable	NA	June 2026
Total	$32,555	$34,904

(1)

The junior subordinated notes listed represent debt we owe to the two trusts noted above. The total par amount owed by us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, we receives back from the trusts the pro rata share of interest and principal on the common stock held by us.  These trusts are VIEs and we do not consolidate them even though we hold the common stock.  We carry the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2025 on a combined basis was 20.01% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2025.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2025 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

June 30, 2025

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$22,924	$2,683	$5,780	$4,943	$9,518
Maturity of 2024 Note (1)	2,573	-	2,573	-	-
Interest on 2024 Note (1)	515	386	129	-	-
Maturity of 2020 Note (1)	4,500	4,500	-	-	-
Interest on 2020 Note (1)	453	453	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	46,841	4,144	8,287	8,287	26,123
Other Operating Obligations (3)	80	27	42	11	-
	$126,011	$12,193	$16,811	$13,241	$83,766

(1)	The 2020 Note matures on January 31, 2026. The 2024 Note matures on August 31, 2026.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 8.54% (based on the Term SOFR rate in effect as of June 30, 2025 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 8.71% (based on the Term SOFR rate in effect as of June 30, 2025 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation— Stock Compensation  (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.  The amendments in this ASU affect the timing of revenue recognition for entities that offer to pay share-based consideration (e.g., equity instruments) to a customer (or to other parties that purchase the entity’s goods or services from the customer) to incentivize the customer (or its customers) to purchase its goods and services. Specifically, the amendments clarify the requirements for share-based consideration payable to a customer that vests upon the customer purchasing a specified volume or monetary amount of goods and services from the entity.  The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended June 30, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2025, we would incur a loss of $1,715 if the yield curve rises 100 bps across all maturities and a gain of $1,725 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2025, our equity price sensitivity was $3,812 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2025, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,290 as of June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. Cohen Securities is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFESA is regulated by the ACPR in France and must maintain certain minimum levels of capital. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1 through April 30, 2025	-	$-	-	34,704
May 1 through May 31, 2025	-	$-	-	34,704
June 1 through June 30, 2025	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the six months ended June 30, 2025, none of our directors or officers adopted, modified or terminated by any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10.1	Third Amendment to Third Amended and Restated Loan Agreement, dated June 20, 2025 and effective as of June 18, 2025, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2025).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: August 4, 2025		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 4, 2025		Executive Vice President, Chief Financial Officer, and Treasurer