Form 10-Q
period 2025-09-30
Cohen & Co Inc.
filed 2025-11-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of  October 28, 2025, there were 2,035,863 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

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

September 30, 2025

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

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

●	a decline in general economic conditions or the global financial markets;
●	economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability;
●	losses and reduced transaction volumes as a result of volatile interest rates and inflation;
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

●	losses caused by financial or other problems experienced by third parties;
●	losses due to unidentified or unanticipated risks;
●	losses (whether realized or unrealized) on our principal investments including those received as non-cash consideration for investment banking services we provide;
●	a lack of liquidity, i.e., ready access to funds for use in our businesses, or the availability of financing at prohibitive rates;
●	the ability to attract and retain personnel;
●	the ability to meet regulatory capital requirements administered by federal agencies;
●	the ability to pay dividends;
●	an inability to generate incremental income from acquired, newly established, or expanded businesses;
●	unanticipated market closures due to inclement weather or other disasters;
●	the volume of trading in securities including collateralized securities transactions;
●	the liquidity in capital markets;
●	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
●	changing interest rates and their impacts on U.S. residential mortgage volumes;
●	competitive conditions in each of our business segments;
●	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
●	the potential misconduct or errors by our employees or entities with which we conduct business; and
●	the potential for litigation and other regulatory liability.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2025
	(unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$54,688	$19,590
Receivables from brokers, dealers, and clearing agencies	43,576	45,650
Due from related parties	1,236	941
Other receivables	8,454	6,526
Investments-trading	152,109	148,332
Other investments, at fair value	64,361	35,262
Receivables under resale agreements	414,710	668,259
Investments in equity method affiliates	11,752	23,430
Deferred income taxes	1,338	2,257
Goodwill	109	109
Right-of-use asset - operating leases	15,830	15,540
Other assets	5,691	5,253
Total assets	$773,854	$971,149

Liabilities
Payables to brokers, dealers, and clearing agencies	$33,844	$66,655
Accounts payable and other liabilities	10,371	10,913
Accrued compensation	85,988	17,770
Lease liability - operating leases	17,368	16,575
Trading securities sold, not yet purchased	35,390	36,432
Other investments sold, not yet purchased, at fair value	65	1,651
Securities sold under agreements to repurchase	457,058	695,966
Debt	32,716	34,904
Total liabilities	672,800	880,866

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 2,035,863 and 2,040,052 shares issued and outstanding, respectively, including 295,008 and 404,791 unvested or restricted share awards, respectively	21	20
Additional paid-in capital	78,088	76,704
Accumulated other comprehensive loss	(915)	(1,007)
Accumulated deficit	(29,381)	(34,016)
Total stockholders' equity	47,840	41,728
Non-controlling interest	53,214	48,555
Total equity	101,054	90,283
Total liabilities and equity	$773,854	$971,149

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Net trading	$13,560	$8,816	$33,528	$27,462
Asset management	1,948	2,147	6,136	6,942
New issue and advisory	228,008	22,459	298,658	53,347
Principal transactions and other income (loss)	(159,303)	(1,727)	(165,498)	(26,694)
Total revenues	84,213	31,695	172,824	61,057

Operating expenses
Compensation and benefits	53,684	17,915	119,673	43,453
Business development, occupancy, equipment	2,041	1,567	5,858	4,599
Subscriptions, clearing, and execution	2,771	2,691	7,277	6,994
Professional fee and other operating	3,774	2,156	10,127	8,138
Depreciation and amortization	183	144	527	393
Total operating expenses	62,453	24,473	143,462	63,577

Operating income (loss)	21,760	7,222	29,362	(2,520)

Non-operating income (expense)
Interest expense, net	(1,472)	(1,256)	(4,416)	(4,347)
Gain on sale of management contracts	1,897	-	2,734	-
Income (loss) from equity method affiliates	(12,663)	(683)	(11,682)	22,366
Income before income tax expense	9,522	5,283	15,998	15,499
Income tax expense	733	142	1,643	435
Net income	8,789	5,141	14,355	15,064
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(6,853)	(2,455)	(7,167)	8,609
Enterprise net income	15,642	7,596	21,522	6,455
Less: Net income attributable to the convertible non-controlling interest of Cohen & Company Inc.	11,049	5,446	15,192	4,631
Net income attributable to Cohen & Company Inc.	$4,593	$2,150	$6,330	$1,824
Income per share data (see note 19)
Income per common share-basic:
Basic income per common share	$2.64	$1.32	$3.66	$1.13
Weighted average shares outstanding-basic	1,740,855	1,630,861	1,728,557	1,609,384
Income per common share-diluted:
Diluted income (loss) per common share	$2.58	$1.31	$3.61	$1.12
Weighted average shares outstanding-diluted	6,031,725	5,790,856	5,932,633	5,727,137

Comprehensive income (loss):
Net income (loss)	$8,789	$5,141	$14,355	$15,064
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	-	102	355	36
Other comprehensive income (loss), net of tax of $0	-	102	355	36
Comprehensive income (loss)	8,789	5,243	14,710	15,100
Less: comprehensive income (loss) attributable to the non-controlling interest	4,196	3,064	8,275	13,266
Comprehensive income (loss) attributable to Cohen & Company Inc.	$4,593	$2,179	$6,435	$1,834

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2025
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2024	$27	$20	$76,704	$(34,016)	$(1,007)	$41,728	$48,555	$90,283
Net income	-	-	-	329	-	329	609	938
Other comprehensive income	-	-	-	-	34	34	82	116
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	502	-	(13)	489	(499)	(10)
Equity-based compensation	-	1	343	-	-	344	814	1,158
Shares withheld for employee taxes	-	-	(102)	-	-	(102)	(238)	(340)
Dividends/distributions to convertible non-controlling interest	-	-	-	(818)	-	(818)	(1,796)	(2,614)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(954)	(954)
Sale of Interest in Vellar GP	-	-	-	-	-	-	(1,691)	(1,691)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(1,236)	(1,236)
March 31, 2025	$27	$21	$77,447	$(34,505)	$(986)	$42,004	$43,646	$85,650
Net income	-	-	-	1,408	-	1,408	3,220	4,628
Other comprehensive income	-	-	-	-	71	71	168	239
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	10	-	-	10	-	10
Equity-based compensation	-	-	310	-	-	310	738	1,048
Shares withheld for employee taxes	-	-	-	-	-	-	(3)	(3)
Dividends/distributions to convertible non-controlling interest	-	-	-	(443)	-	(443)	(1,340)	(1,783)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	2,669	2,669
June 30, 2025	$27	$21	$77,767	$(33,540)	$(915)	$43,360	$49,098	$92,458
Net income	-	-	-	4,593	-	4,593	4,196	8,789
Equity-based compensation	-	-	321	-	-	321	759	1,080
Dividends/distributions to convertible non-controlling interest	-	-	-	(434)	-	(434)	(714)	(1,148)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(125)	(125)
September 30, 2025	$27	$21	$78,088	$(29,381)	$(915)	$47,840	$53,214	$101,054

	Cohen & Company Inc.
	Nine Months Ended September 30, 2024
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797
Net income	-	-	-	2,023	-	2,023	21,483	23,506
Other comprehensive (loss)	-	-	-	-	(15)	(15)	(36)	(51)
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	447	-	(10)	437	(437)	-
Equity-based compensation	-	-	325	-	-	325	823	1,148
Shares withheld for employee taxes	-	-	(52)	-	-	(52)	(133)	(185)
Dividends/distributions to convertible non-controlling interest	-	-	-	(647)	-	(647)	(1,586)	(2,233)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(659)	(659)
March 31, 2024	$27	$19	$75,314	$(30,638)	$(969)	$43,753	$69,570	$113,323
Net (loss)	-	-	-	(2,349)	-	(2,349)	(11,234)	(13,583)
Other comprehensive (loss)	-	-	-	-	(4)	(4)	(11)	(15)
Common issued, net	-	-	154	-	-	154	-	154
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	198	-	(4)	194	(194)	-
Equity-based compensation	-	-	329	-	-	329	827	1,156
Shares withheld for employee taxes	-	-	(2)	-	-	(2)	(2)	(4)
Dividends/distributions to convertible non-controlling interest	-	-	-	(410)	-	(410)	(1,436)	(1,846)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(3,567)	(3,567)
June 30, 2024	$27	$19	$75,993	$(33,397)	$(977)	$41,665	$53,953	$95,618
Net income	-	-	-	2,150	-	2,150	2,991	5,141
Other comprehensive income	-	-	-	-	29	29	73	102
Equity-based compensation	-	-	330	-	-	330	822	1,152
Dividends/distributions to convertible non-controlling interest	-	-	-	(408)	-	(408)	(815)	(1,223)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(165)	(165)
September 30, 2024	$27	$19	$76,323	$(31,655)	$(948)	$43,766	$56,859	$100,625

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$14,355	$15,064
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	3,286	3,456
Loss (gain) on other investments, at fair value	167,503	58,704
Loss (gain) on other investments, sold not yet purchased	(936)	(28,590)
Loss (gain) on disposal of interest in Vellar GP	836	-
Noncash advisory fees received	(212,688)	(20,867)
(Income) loss from equity method affiliates	11,682	(22,366)
Depreciation and amortization	527	393
Amortization of discount on debt	385	(11)
Deferred tax provision (benefit)	919	(105)
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	(31,857)	(55,575)
Change in receivables from / payables to related parties, net	(295)	(160)
(Increase) decrease in other receivables	(1,947)	(5,706)
(Increase) decrease in investments-trading	(3,777)	77,711
(Increase) decrease in receivables under resale agreements	253,549	(135,375)
(Increase) decrease in other assets	(432)	41
Increase (decrease) in accounts payable and other liabilities	28	(1,242)
Increase (decrease) in accrued compensation	68,218	4,185
Increase (decrease) in trading securities sold, not yet purchased	(1,042)	(22,305)
Increase (decrease) in securities sold under agreements to repurchase	(238,908)	137,790
Net cash provided by (used in) operating activities	29,406	5,042
Investing activities
Purchase of other investments, at fair value	(29,257)	(52,000)
Purchase of other investments sold, not yet purchased, at fair value	-	(1,408)
Reduction in cash from disposal of interest in Vellar GP	(433)	-
Sales and returns of principal - other investments, at fair value	44,240	63,988
Sales and returns of principal - other investments sold, not yet purchased, at fair value	199	214
Investment in equity method affiliate	(2,675)	(193)
Distribution from equity method affiliate	1,578	978
Purchase of furniture, equipment, and leasehold improvements	(823)	(789)
Net cash provided by (used in) investing activities	12,829	10,790
Financing activities
Repayment of redeemable financial instrument		(2,573)
Repayment of 2024 Note	(2,573)	-
Cash used to net share settle equity awards	(344)	(189)
Proceeds from issuance of common stock	-	154
Cohen & Company Inc. dividends	(1,695)	(1,465)
Convertible non-controlling interest distributions	(3,850)	(3,837)
Redemption of convertible non-controlling units	(954)	(659)
Non-convertible non-controlling interest investment	2,669	-
Non-convertible non-controlling interest distributions	(969)	(3,671)
Net cash provided by (used in) financing activities	(7,716)	(12,240)
Effect of exchange rate on cash	579	48
Net increase (decrease) in cash and cash equivalents	35,098	3,640
Cash and cash equivalents, beginning of period	19,590	10,650
Cash and cash equivalents, end of period	$54,688	$14,290

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

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of September 30, 2025, the Company had $1.4 billion in assets under management (“AUM”).

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
●

New issue and advisory revenue comprised of (a) revenue from advisory services, (b) underwriting, and (c) revenue associated with origination, arranging and placing the issuance of newly created financial instruments; and

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and  nine months ended September 30, 2025.

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

In March 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which amends an SEC paragraph noted in the Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 122, which removes the text of SAB Topic 5 FF, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. The ASU is effective immediately. The Company's adoption of the provisions of ASU 2024-02, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available issuance. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU require that an entity capitalize software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU clarifies derivative scope exceptions for certain contracts with underlings that are based on the operations or activities of one of the parties to the contract. The ASU also clarifies the applicability of ASC Topic 606, Revenue from Contracts with Customers, and its interaction with other ASC Topics (including ASC Topic 815 on derivatives and hedging and ASC Topic 321 on equity securities), in the accounting for share-based noncash consideration (such as warrants or shares) received from a customer for the transfer of goods or services. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs (if applicable). However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s debt was estimated to be $41,748 and $44,352, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Columbus Circle Capital Corp I

On May 19, 2025, Columbus Circle Capital Corp I (NASDAQ: BRR) (the "Columbus Circle SPAC"), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 25,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 1 Sponsor Corp LLC, the sponsor of the Columbus Circle SPAC (the “Columbus Circle Sponsor”). CCM, a division of the Company’s broker-dealer subsidiary, Cohen Securities, acted as the lead underwriter in the IPO.  As the underwriter, Cohen Securities earned a fee upon consummation of the IPO and is entitled to a deferred fee if a Business Combination is completed.

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

Certain non-controlling interests in the Columbus Circle Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle Sponsor, either directly or indirectly, and have an interest in the Columbus Circle SPAC’s founder shares through such membership interests in the Columbus Circle Sponsor. The number of the Columbus Circle SPAC’s founders shares in which such non-controlling interests in the Columbus Circle Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of the Columbus Circle SPAC’s founder shares currently allocated to the Operating LLC is 2,151,666, but such number of founder shares will also not be finally and definitively determined until the consummation of a Business Combination.

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

As disclosed above, the Columbus Circle Sponsor holds an aggregate of 8,333,333 founder shares in the Columbus Circle SPAC. Further, certain non-controlling interests in the Columbus Circle Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle Sponsor, either directly or indirectly, and have an interest in the Columbus Circle SPAC’s founder shares through such membership interests in the Columbus Circle Sponsor. The number of the Columbus Circle SPAC’s founders shares in which such non-controlling interests in the Columbus Circle Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle Sponsor will not be finally and definitively determined unless and until consummation of the Business Combination (the “Business Combination Closing”). The number of the Columbus Circle SPAC’s founder shares currently allocated to the Operating LLC is approximately 2,151,666, but such number of founder shares will not be finally and definitively determined unless and until the Closing occurs. If the Business Combination Closing occurs, each founder share held by the Columbus Circle Sponsor, including those allocated to the Operating LLC, will be converted into one share of common stock in ProCap Financial.

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

The MTA contemplated multiple closings following the date of the MTA (each an “MTA Closing”), with each MTA Closing to occur following the satisfaction of the conditions to MTA Closing for the assignment of each CDO Agreement pursuant to the MTA.  The most significant condition outside of the Company's and Hildene's control was consent of the preferred security holders of each CDO.

During the nine months ended September 30, 2025, the Company received all required consents with respect to the MTA Closing, and all of the MTA Closings were consummated.  No further MTA Closings will occur.  The Company recorded a gain of $2,734, which represented the sale price of $3,500 less offsets of $766, which represented management fees received by the Company subsequent to March 1, 2025.

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

Effective September 1, 2024, the Company entered into a redemption agreement with the JKD Investor (the “Redemption Agreement”), pursuant to which the Operating LLC redeemed the JKD Investment Agreement in its entirety.  As of September 1, 2024, the investment balance of the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, the Company (i) paid $2,573 of the investment balance in cash and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance then-payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal was to be repaid as follows: (i) $2,573 of the principal amount was to be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part without penalty or premium.  The Company prepaid the $2,573 of the principal amount that was otherwise due under the 2024 Note on August 31, 2025 on June 30, 2025.  See note 15.

5. NET TRADING

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gains (losses) - trading inventory	$7,873	$5,395	$16,338	$12,057
Net unrealized gains (losses) - trading inventory	533	(482)	2,840	4,246
Net gains and losses	8,406	4,913	19,178	16,303

Interest income- trading inventory	931	839	3,020	3,349
Interest income-reverse repos	9,495	9,178	29,740	28,365
Interest income	10,426	10,017	32,760	31,714

Interest expense-repos	(8,468)	(8,372)	(26,504)	(25,707)
Interest expense-margin payable	(746)	(779)	(2,276)	(3,182)
Interest expense	(9,214)	(9,151)	(28,780)	(28,889)

Other trading revenue	3,942	3,037	10,370	8,334

Net trading	$13,560	$8,816	$33,528	$27,462

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned from the Company's agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	4,139	2,263
Receivables from clearing agencies	39,187	43,137
Receivables from brokers, dealers, and clearing agencies	$43,576	$45,650

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Margin payable	$33,844	$66,655
Payables to brokers, dealers, and clearing agencies	$33,844	$66,655

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Corporate bonds and redeemable preferred stock	$20,468	$27,043
Derivatives	2,928	4,836
Equity securities	7,667	965
Foreign government bonds	-	88
Municipal bonds	1,061	19,914
RMBS	4	5
SBA loans	42,478	28,328
U.S. government agency MBS and CMOs	58,462	45,911
U.S. government agency debt securities	16,144	21,242
U.S. Treasury securities	2,897	-
Investments-trading	$152,109	$148,332

Substantially all of the Company's investments-trading other than SBA loans serve as collateral for the Company's margin loan payable.  See note 6.  The SBA loans serve as collateral for the Company's repurchase obligations.  See note 10.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Corporate bonds and redeemable preferred stock	$10,098	$7,342
Derivatives	1,429	4,050
Equity securities	1,206	83
U.S. government agency debt securities	25	40
U.S. Treasury securities	22,632	24,917
Trading securities sold, not yet purchased	$35,390	$36,432

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Equity securities	$23,139	$1,954
Equity derivatives	73	73
Restricted equity securities	19,383	10,632
Corporate bonds and redeemable preferred stock	535	531
Notes receivable	8,563	11,250
Interests in SPVs	-	1,565
CK Capital Value Fund	1,173	-
CREO JV	8,921	6,432
U.S. Insurance JV	2,574	2,825
Other investments, at fair value	$64,361	$35,262

As of September 30, 2025, no equity securities represented long positions related to share forward arrangements ("SFAs") entered into by the Company. As of December 31, 2024, $470 of unrestricted equity securities represented long positions related to SFAs entered into by the Company.  See note 9.

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

A total of $644 and $1,721 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  September 30, 2025 and December 31, 2024, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments sold, not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Equity securities	$-	$1,181
Equity derivatives	65	470
Other investments sold, not yet purchased, at fair value	$65	$1,651

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

The Company recognized net gains (losses) of ($160,174) and ($10,644), related to changes in fair value of investments that were included as a component of other investments, at fair value during the three months ended September 30, 2025 and 2024, respectively. The Company recognized net gains (losses) of ($167,503) and ($58,704), related to changes in fair value of investments that were included as a component of other investments, at fair value during the nine months ended September 30, 2025 and 2024, respectively.

The Company recognized net gains (losses) of $134 and $7,591, related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the three months ended September 30, 2025 and 2024, respectively. The Company recognized net gains (losses) of $936 and $28,590, related to changes in fair value of investments that were included as a component of other investments sold, not yet purchased during the nine months ended September 30, 2025 and 2024, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2025 and December 31, 2024, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2025

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$20,468	$-	$20,468	$-
Derivatives	2,928	-	2,928	-
Equity securities	7,667	7,634	33	-
Municipal bonds	1,061	-	1,061	-
RMBS	4	-	4	-
SBA loans	42,478	-	42,478	-
U.S. government agency MBS and CMOs	58,462	-	58,462	-
U.S. government agency debt securities	16,144	-	16,144	-
U.S. Treasury securities	2,897	2,897	-	-
Total investments - trading	$152,109	$10,531	$141,578	$-

Other investments, at fair value:
Equity securities	$23,139	$23,139	$-	$-
Equity derivatives	73	-	73	-
Restricted equity securities	19,383	9,279	10,104	-
Corporate bonds and redeemable preferred stock	535	-	535	-
Notes receivable	8,563	-	8,563	-
Interests in SPVs	-	-	-	-
	51,693	$32,418	$19,275	$-
Investments measured at NAV (1)	12,668
Total other investments, at fair value	$64,361

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$10,098	$-	$10,098	$-
Derivatives	1,429	-	1,429	-
Equity securities	1,206	1,206	-	-
U.S. government agency debt securities	25	-	25	-
U.S. Treasury securities	22,632	22,632	-	-
Total trading securities sold, not yet purchased	$35,390	$23,838	$11,552	$-

Other investments, sold not yet purchased:
Equity derivatives	$65	$-	$65	$-
Total other investments sold, not yet purchased	$65	$-	$65	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV,  the CREO JV and the CK Capital Value Fund. The U.S. Insurance JV invests in U.S. Dollar ("USD") denominated debt issued by small insurance and reinsurance companies.  The CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans. The CK Capital Value Fund invests primarily in office buildings in the Netherlands. According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

	Fair Value September 30, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value

CK Capital Value Fund (a)	$1,173	N/A	N/A	N/A
CREO JV (b)	8,921	$7,268	N/A	N/A
U.S. Insurance JV (c)	2,574	N/A	N/A	N/A
	$12,668

	Fair Value December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (b)	$6,432	$10,118	N/A	N/A
U.S. Insurance JV (c)	2,825	N/A	N/A	N/A
	$9,257

N/A	Not Applicable
(a)	CK Capital Value Fund invests primarily in office buildings in the Netherlands.
(b)	The CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.
(c)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  September 30, 2025 and December 31, 2024, the Company had call options of $64 and $0, respectively. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  September 30, 2025 and December 31, 2024, the Company had equity derivatives included in other investments, at fair value of $73 and $73, respectively.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2025, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $1,335,100 and open TBAs and other forward MBS sale agreements in the notional amount of $1,363,150. At December 31, 2024, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $852,450 and open TBAs and other forward agency MBS sale agreements in the notional amount of $883,900.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  September 30, 2025, the Company had open forward purchase agreements in the notional amount of $1 and open forward sales agreements in the notional amount of $0. As of December 31, 2024, the Company had no open forward purchase or sales agreements.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2025 and December 31, 2024, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2025	December 31, 2024
TBAs and other forward agency MBS	Investments-trading	$2,928	$4,836
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(1,429)	(4,050)
Equity derivatives	Other investments, at fair value	73	73
Equity derivatives	Other investments sold, not yet purchased, at fair value	(65)	-
Share forward liability	Other investments, sold not yet purchase, at fair value	-	(470)
		$1,507	$389

The following tables present the Company’s derivative financial instruments, and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended September 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2025	2024
TBAs and other forward agency MBS	Revenue-net trading	$806	$421
Equity derivatives	Principal transactions and other income (loss)	135	(804)
Share forward liabilities	Principal transactions and other income (loss)	-	6,414
		$941	$6,031

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of $0 and ($2,950) for the three months ended September 30, 2025 and 2024, respectively.

		Nine Months Ended September 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2025	2024
TBAs and other forward agency MBS	Revenue-net trading	$2,163	$3,024
Equity derivatives	Principal transactions and other income (loss)	135	(1,447)
Share forward liability	Principal transactions and other income (loss)	-	22,746
		$2,298	$24,323

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of $0 and ($20,038) for the nine months ended September 30, 2025 and 2024, respectively.

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

Repo Information

As of  September 30, 2025 and December 31, 2024, the Company held reverse repos of $414,710 and $668,259, respectively, and the fair value of collateral received under reverse repos was $418,465 and $673,684, respectively.

As of  September 30, 2025 and December 31, 2024, the Company held repos of $457,058 and $695,966, respectively, and the fair value of securities and cash pledged as collateral under repos was $461,955 and $700,202, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated with respect to reverse repurchase counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of September 30, 2025 and December 31, 2024, the Company’s gestation reverse repos shown in the tables below represented balances from 5 and 7 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $4,969  and $3,843 for the three months ended September 30, 2025 and 2024, respectively. The total net revenue earned by the Company on its gestation repo business was $13,606 and $10,992 for the nine months ended September 30, 2025 and 2024, respectively.

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

SECURED BORROWINGS

(Dollars in Thousands)

September 30, 2025

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$414,601	$-	$-	$414,601
SBA loans	42,457	-	-	-	42,457
	$42,457	$414,601	$-	$-	$457,058

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$414,710	$-	$-	$414,710
	$-	$414,710	$-	$-	$414,710

The weighted average interest rate of the repurchase agreements outstanding as of September 30, 2025 was 4.91%.  The weighted average interest rate of the reverse repurchase agreements outstanding as of September 30, 2025 was 5.52%.

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	Columbus Circle SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2025	$5,105	$-	$18,325	$23,430
Investments / advances	-	3,467	-	3,467
Distributions / repayments	-	-	(1,578)	(1,578)
Reclasses to (from)	-	-	(1,885)	(1,885)
Earnings / (loss) recognized	789	(1,642)	(10,829)	(11,682)
September 30, 2025	$5,894	$1,825	$4,033	$11,752

	Dutch Real Estate Entities	Columbus Circle SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2024	$5,864	$-	$8,377	$14,241
Investments / advances	-	-	236	236
Distributions / repayments	-	-	(1,026)	(1,026)
Reclasses to (from)	-	-	(11,725)	(11,725)
Earnings / (loss) recognized	(759)	-	22,463	21,704
December 31, 2024	$5,105	$-	$18,325	$23,430

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

As of  September 30, 2025, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.5 years.  The weighted average discount rate for the leases was 6.03%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

September 30, 2025
2025 - remaining	$669
2026	2,876
2027	2,916
2028	2,826
2029	2,518
Thereafter	10,616
Total	22,421
Less imputed interest	(5,053)
Lease obligation	$17,368

During the nine months ended September 30, 2025 and 2024, total cash payments of $1,525 and $1,693, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

For the three months ending September 30, 2025 and 2024, rent expense, net of sublease income of $23 and $22, respectively, was $687 and $687, respectively.  For the nine months ended September 30, 2025 and 2024, rent expense, net of sublease income of $69 and $68, respectively, was $2,001 and $1,969, respectively.

13. OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
New issue fee and advisory fee receivable - gross	$5,442	$3,408
Allowance for credit losses	(2,725)	(2,250)
New issue fee and advisory fee receivable - net	2,717	1,158
Asset management fees receivable	2,632	2,183
Accrued interest and dividend receivable	992	1,595
Revenue share receivable	586	-
Agency repo income receivable	667	522
Miscellaneous other receivables	860	1,068
Other receivables	$8,454	$6,526

New issue and advisory fees receivable represents amounts owed to Cohen Securities from various counterparties for services rendered.  New issue and advisory revenue is recognized when the Company’s performance obligations have been satisfied, and collectability is reasonably assured.  However, in certain cases, collectability becomes doubtful at a later date.  At each reporting period, the Company assesses the collectability of its new issue and advisory receivables. Each receivable is unique and does not share similar characteristics to be pooled so they are evaluated on an individual basis. The Company records an allowance when, in management’s judgement, one is necessary for credit losses. The provision for credit losses is included as a component of professional fees and other operating expenses in the statement of operations. It is the Company's policy to fully write off the receivable and related allowance when it has abandoned collection efforts.  For the three months and nine months ended September 30, 2025, the Company recorded a provision for credit loss of $0 and $475, respectively. No provision was recorded for the three and nine month period ending 2024. The Company fully charged off $0 and $203 new issue and advisory fee receivables during the three and nine months ended September 30, 2025, respectively.

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

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Deferred costs	$162	$93
Prepaid expenses	2,320	2,305
Deposits	772	714
Furniture, equipment, and leasehold improvements, net	2,271	1,975
Intangible assets	166	166
Other assets	$5,691	$5,253

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

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Accounts payable	$1,104	$812
Accrued income tax	754	284
Accrued interest payable	558	651
Accrued interest on securities sold, not yet purchased	280	225
Payroll taxes payable	3,141	2,056
Cash collateral held from repo and or reverse repo counterparties	-	3,930
Accrued expense and other liabilities	4,534	2,955
Accounts payable and other liabilities	$10,371	$10,913

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$9	$59
Other receivables	-	19
Receivables from brokers, dealers, and clearing agencies	-	2,154
Other investments, at fair value	1,157	5,680
Investment in equity method affiliates	5,707	15,881
Accounts payable and other liabilities	-	(4)
Other investments sold, not yet purchased, at fair value	-	(1,591)
Non-controlling interest	(3,910)	(11,460)
Investment in consolidated VIEs	$2,963	$10,738

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  September 30, 2025 and December 31, 2024, there were $7,268 and $10,118, respectively, of unfunded commitments to VIEs in which the Company had invested.   The total amount of working capital commitment was $1,500 and $0 as of September 30, 2025 and December 31, 2024, respectively. Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and nine months ended September 30, 2025 and 2024 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2025 and December 31, 2024.  See the table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2025 and December 31, 2024.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
Other investments, at fair value	$12,668	$10,822
Investments in equity method affiliates	1,866	2,446
Maximum exposure	$14,534	$13,268

15. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of September 30, 2025	As of December 31, 2024	Interest Rate Terms	Interest (2)	Maturity
Description
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$5,146	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.57%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.41%	March 2035
Less unamortized discount	(22,482)	(22,867)
	25,643	25,258

Byline Credit Facility	-	-	Variable	NA	June 2026
Total	$32,716	$34,904

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2025 on a combined basis was 19.82% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

The 2024 Note

On September 1, 2024, pursuant to the Redemption Agreement, the Operating LLC issued to JKD Investor the 2024 Note, which evidences the Operating LLC’s obligation to repay to the JKD Investor the original principal amount of $5,146. Pursuant to the 2024 Note, the unpaid principal amount and all accrued but unpaid interest thereunder would be due and payable as follows: (i) $2,573 of the principal amount would be due and payable on August 31, 2025, and (ii) $2,573 would be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2025, without the prior written consent of the holder and without penalty or premium. The Company prepaid the $2,573 of the principal amount otherwise due under the 2024 Note on August 31, 2025 on  June 30, 2025.

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

The Company is subject to the following financial covenants in the Byline Credit Facility. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all of the following financial covenants.

1. Cohen Securities' tangible net worth as defined must exceed $70,000;

2. Cohen Securities' excess net capital as defined in Rule 15c3-1 of the Exchange Act must exceed $30,000; and

3. The total amount drawn on the facility must not exceed 25% of Cohen Securities' tangible net worth as defined.

As of  September 30, 2025 and December 31, 2024, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Junior subordinated notes	$1,217	$1,199	$3,547	$3,532
2020/2024 Notes	214	187	788	449
Byline Credit Facility	41	19	81	57
Redeemable financial instrument - JKD Investor	-	(149)	-	309
	$1,472	$1,256	$4,416	$4,347

16. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the nine months ended September 30, 2025 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2024	1,635,261
Vesting of shares	140,781
Shares withheld for employee taxes and retired	(35,187)
September 30, 2025	1,740,855

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s executive chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of September 30, 2025. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 shares of Series F Preferred Stock to Daniel G. Cohen and 9,880,268 shares of Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  September 30, 2025, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Dividends

On each of March 10, 2025, May 1, 2025, and July 31, 2025, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends were paid on April 9, 2025,  June 2, 2025, and August 29, 2025, respectively, to stockholders of record on March 26, 2025,  May 16, 2025, and August 15, 2025, respectively.  Pro rata distributions were made to the other members of the Operating LLC upon payment of dividends to the Company's stockholders. On November 4, 2025, the Company's board of directors declared a cash dividend of $0.25 per share on its Common Stock. The dividends are payable December 3, 2025, to shareholders of record as of November 19, 2025.

During the nine months ended September 30, 2025, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the number of units received (net of surrenders) by Cohen & Company Inc.

Nine Months Ended
September 30, 2025
Issuance as equity-based compensation	1,055,940
Total	1,055,940

The Company recognized a net increase in additional paid in capital of $512 and a net decrease in AOCI of $13 with an offsetting decrease in non-controlling interest of $499 in connection with the acquisition and surrender of additional units of the Operating LLC during the nine months ended September 30, 2025. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Net income / (loss) attributable to Cohen & Company Inc.	$6,330	$1,824
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	512	645
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$6,842	$2,469

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

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Other Consolidated Subsidiaries	Total
December 31, 2024	$37,093	$11,462	$48,555
Non-controlling interest share of income (loss)	15,192	(7,167)	8,025
Other comprehensive (loss)	250	-	250
Acquisition / (surrender) of additional units of consolidated subsidiary	(499)	-	(499)
Equity-based compensation	2,311	-	2,311
Shares withheld for employee taxes	(241)	-	(241)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(3,850)	-	(3,850)
Redemption of convertible non-controlling interest units	(954)	-	(954)
Sale of interest in Vellar GP	-	(1,691)	(1,691)
Non-convertible non-controlling interest investment	-	2,669	2,669
Non-convertible non-controlling interest distributions	-	(1,361)	(1,361)
September 30, 2025	$49,302	$3,912	$53,214

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

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2025, Cohen & Company Inc. owned 29.5% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 70.5% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Nine Months Ended September 30,
	2025	2024	Change
Current	$724	$540	$(184)
Deferred	919	(105)	(1,024)
Total	$1,643	$435	$(1,208)

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

18. NET CAPITAL REQUIREMENTS

Cohen Securities is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of September 30, 2025, Cohen Securities' minimum required net capital was $250, and actual net capital was $74,371, which exceeded the minimum requirements by $74,121.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  September 30, 2025, the total minimum required net liquid capital was $728 and actual net liquid capital in CCFESA was $2,024, which exceeded the minimum requirement by $1,296.

19. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income / (loss) attributable to Cohen & Company Inc.	$4,593	$2,150	$6,330	$1,824
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	11,049	5,446	15,192	4,631
Add / (deduct): Adjustment (2)	(107)	(17)	(98)	(30)
Net income / (loss) on a fully converted basis	$15,535	$7,579	$21,424	$6,425

Weighted average common shares outstanding - Basic	1,740,855	1,630,861	1,728,557	1,609,384
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	4,128,423	4,062,497	4,121,098	4,060,126
Restricted units or shares	162,447	97,498	82,978	57,627
Weighted average common shares outstanding - Diluted (3)	6,031,725	5,790,856	5,932,633	5,727,137

Net income / (loss) per common share - Basic	$2.64	$1.32	$3.66	$1.13

Net income / (loss) per common share - Diluted	$2.58	$1.31	$3.61	$1.12

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

Beginning in 2024 annual reporting, the Company adopted ASU 2023-07 retrospectively. The following table sets forth the Company's segment information of revenue, expenses, and income (loss) from operations.

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$33,528	$-	$-	$33,528	$-	$33,528
Asset management	-	6,136	-	6,136	-	6,136
New issue and advisory	298,658	-	-	298,658	-	298,658
Principal transactions	(165,755)	-	(774)	(166,529)	-	(166,529)
Other income	1	1,609	(579)	1,031	-	1,031
Total revenues	166,432	7,745	(1,353)	172,824	-	172,824
Cash compensation and benefits	102,225	4,163	432	106,820	9,567	116,387
Stock based compensation	271	74	1	346	2,940	3,286
Business development	1,553	156	1	1,710	937	2,647
Occupancy and equipment	2,137	168	-	2,305	906	3,211
Subscriptions, clearing, and execution	6,847	257	30	7,134	143	7,277
Professional fee and other operating	6,365	1,030	275	7,670	2,457	10,127
Depreciation and amortization	-	5	-	5	522	527
Total operating expenses	119,398	5,853	739	125,990	17,472	143,462
Operating income (loss)	47,034	1,892	(2,092)	46,834	(17,472)	29,362
Interest income (expense)	(82)	-	-	(82)	(4,334)	(4,416)
Gain on sale of management contracts	-	2,734	-	2,734	-	2,734
Income (loss) from equity method affiliates	(681)	-	(11,001)	(11,682)	-	(11,682)
Income (loss) before income taxes	46,271	4,626	(13,093)	37,804	(21,806)	15,998
Income tax expense (benefit)	-	-	-	-	1,643	1,643
Net income (loss)	46,271	4,626	(13,093)	37,804	(23,449)	14,355
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(7,167)	(7,167)	-	(7,167)
Enterprise net income (loss)	46,271	4,626	(5,926)	44,971	(23,449)	21,522
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	15,192	15,192
Net income (loss) attributable to Cohen & Company Inc.	$46,271	$4,626	$(5,926)	$44,971	$(38,641)	$6,330

Other statement of operations data
Cash compensation as a percentage of revenue	61.42%	53.75%	31.93%	61.81%	N/A	67.34%
Operating income / (loss) as a percentage of revenue	28.26%	24.43%	154.62%	27.10%	N/A	16.99%
Net income / (loss) as a percentage of revenue	27.80%	59.73%	967.70%	21.87%	N/A	8.31%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	27.80%	59.73%	437.99%	26.02%	N/A	3.66%

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$27,462	$-	$-	$27,462	$-	$27,462
Asset management	-	6,942	-	6,942	-	6,942
New issue and advisory	53,347	-	-	53,347	-	53,347
Principal transactions	(20,762)	-	(9,347)	(30,109)	-	(30,109)
Other income	-	2,565	850	3,415	-	3,415
Total revenues	60,047	9,507	(8,497)	61,057	-	61,057
Cash compensation and benefits	31,828	4,592	1,341	37,761	2,236	39,997
Stock based compensation	427	108	-	535	2,921	3,456
Business development	1,054	149	13	1,216	251	1,467
Occupancy and equipment	2,130	161	-	2,291	841	3,132
Subscriptions, clearing, and execution	6,409	274	145	6,828	166	6,994
Professional fee and other operating	3,284	1,114	509	4,907	3,231	8,138
Depreciation and amortization	-	4	-	4	389	393
Total operating expenses	45,132	6,402	2,008	53,542	10,035	63,577
Operating income / (loss)	14,915	3,105	(10,505)	7,515	(10,035)	(2,520)
Interest (expense) income	(57)	-	-	(57)	(4,290)	(4,347)
Income (loss) from equity method affiliates	-	-	22,366	22,366	-	22,366
Income (loss) before income taxes	14,858	3,105	11,861	29,824	(14,325)	15,499
Income tax expense (benefit)	-	-	-	-	435	435
Net income (loss)	14,858	3,105	11,861	29,824	(14,760)	15,064
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	8,609	8,609	-	8,609
Enterprise net income (loss)	14,858	3,105	3,252	21,215	(14,760)	6,455
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	4,631	4,631
Net income (loss) attributable to Cohen & Company Inc.	$14,858	$3,105	$3,252	$21,215	$(19,391)	$1,824

Other statement of operations data
Cash compensation and benefits as a percentage of revenue	53.01%	48.30%	15.78%	61.85%	N/A	65.51%
Operating income / (loss) as a percentage of revenue	24.84%	32.66%	123.63%	12.31%	N/A	4.13%
Net income / (loss) as a percentage of revenue	24.74%	32.66%	139.59%	48.85%	N/A	24.67%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	24.74%	32.66%	38.27%	34.75%	N/A	2.99%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$13,560	$-	$-	$13,560	$-	$13,560
Asset management	-	1,948	-	1,948	-	1,948
New issue and advisory	228,008	-	-	228,008	-	228,008
Principal transactions	(159,403)	-	(626)	(160,029)	-	(160,029)
Other income	2	588	136	726	-	726
Total revenues	82,167	2,536	(490)	84,213	-	84,213
Cash compensation and benefits	46,890	1,406	72	48,368	4,236	52,604
Stock based compensation	80	23	-	103	977	1,080
Business development	503	41	-	544	325	869
Occupancy and equipment	776	62	-	838	334	1,172
Subscriptions, clearing, and execution	2,643	89	-	2,732	39	2,771
Professional fee and other operating	2,577	442	14	3,033	741	3,774
Depreciation and amortization	-	2	-	2	181	183
Total operating expenses	53,469	2,065	86	55,620	6,833	62,453
Operating income (loss)	28,698	471	(576)	28,593	(6,833)	21,760
Interest income (expense)	(41)	-	-	(41)	(1,431)	(1,472)
Gain on sale of management contracts	-	1,897	-	1,897	-	1,897
Income (loss) from equity method affiliates	(200)	-	(12,463)	(12,663)	-	(12,663)
Income (loss) before income taxes	28,457	2,368	(13,039)	17,786	(8,264)	9,522
Income tax expense (benefit)	-	-	-	-	733	733
Net income (loss)	28,457	2,368	(13,039)	17,786	(8,997)	8,789
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(6,853)	(6,853)	-	(6,853)
Enterprise net income (loss)	28,457	2,368	(6,186)	24,639	(8,997)	15,642
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	11,049	11,049
Net income (loss) attributable to Cohen & Company Inc.	$28,457	$2,368	$(6,186)	$24,639	$(20,046)	$4,593

Other statement of operations data
Cash compensation as a percentage of revenue	57.07%	55.44%	14.69%	57.44%	N/A	62.47%
Operating income / (loss) as a percentage of revenue	34.93%	18.57%	117.55%	33.95%	N/A	25.84%
Net income / (loss) as a percentage of revenue	34.63%	93.38%	2661.02%	21.12%	N/A	10.44%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	34.63%	93.38%	1262.45%	29.26%	N/A	5.45%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2024

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Net trading	$8,816	$-	$-	$8,816	$-	$8,816
Asset management	-	2,147	-	2,147	-	2,147
New issue and advisory	22,459	-	-	22,459	-	22,459
Principal transactions	(4,010)	-	951	(3,059)	-	(3,059)
Other income	1	1,077	254	1,332	-	1,332
Total revenues	27,266	3,224	1,205	31,695	-	31,695
Cash compensation and benefits	11,736	1,797	380	13,913	2,850	16,763
Stock based compensation	142	36	-	178	974	1,152
Business development	385	16	-	401	66	467
Occupancy and equipment	765	55	-	820	280	1,100
Subscriptions, clearing, and execution	2,521	96	25	2,642	49	2,691
Professional fee and other operating	1,088	321	120	1,529	627	2,156
Depreciation and amortization	-	3	-	3	141	144
Total operating expenses	16,637	2,324	525	19,486	4,987	24,473
Operating income / (loss)	10,629	900	680	12,209	(4,987)	7,222
Interest (expense) income	(19)	-	-	(19)	(1,237)	(1,256)
Income (loss) from equity method affiliates	-	-	(683)	(683)	-	(683)
Income (loss) before income taxes	10,610	900	(3)	11,507	(6,224)	5,283
Income tax expense (benefit)	-	-	-	-	142	142
Net income (loss)	10,610	900	(3)	11,507	(6,366)	5,141
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	1	(2,456)	(2,455)	-	(2,455)
Enterprise net income (loss)	10,610	899	2,453	13,962	(6,366)	7,596
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	5,446	5,446
Net income (loss) attributable to Cohen & Company Inc.	$10,610	$899	$2,453	$13,962	$(11,812)	$2,150

Other statement of operations data
Cash compensation and benefits as a percentage of revenue	43.04%	55.74%	31.54%	43.90%	N/A	52.89%
Operating income / (loss) as a percentage of revenue	38.98%	27.92%	56.43%	38.52%	N/A	22.79%
Net income / (loss) as a percentage of revenue	38.91%	27.92%	0.25%	36.31%	N/A	16.22%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	38.91%	27.88%	203.57%	44.05%	N/A	6.78%

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

BALANCE SHEET DATA

As of September 30, 2025

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$674,581	$6,861	$28,508	$709,950	$63,904	$773,854

Included within total assets:
Investments in equity method affiliates	$111	$-	$11,641	$11,752	$-	$11,752
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2024

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$888,780	$7,371	$44,175	$940,326	$30,823	$971,149

Included within total assets:
Investments in equity method affiliates	$-	$-	$23,430	$23,430	$-	$23,430
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenues:
United States	$82,802	$29,285	$168,746	$55,603
Europe	1,411	2,410	4,078	5,454
Total	$84,213	$31,695	$172,824	$61,057

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

Interest paid by the Company on its debt and redeemable financial instruments was  $4,192 and  $4,633 for the  nine months ended September 30, 2025 and 2024, respectively.

The Company paid income taxes of  $210 and $60 for the nine months ended September 30, 2025 and 2024, respectively. The Company received income tax refunds of $0 and $240 for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $512, a net decrease in AOCI of $13, and a decrease in non-controlling interest of $499. See note 16.

●	The Company recorded a decrease in equity method affiliates of $1,885 and an increase in other investments, at fair value of $1,885 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease of $505 in other investments, at fair value and a decrease of $505 in other investment sold, not yet purchased due to payment of shares to a former SPAC sponsor entity.
●	The Company recorded a decrease of $392 in other investments, at fair value resulting from an in-kind distribution to the non-convertible controlling interest.
●	The Company recorded a decrease in cash flow from operations for non-cash advisory revenue of $212,688. Of this amount, $211,896 resulted in an increase in other investments, at fair value and $792 resulted in an increase in equity method investments.
●	The Company recorded a decrease in other receivables of $19, a decrease in due from broker of $1,120, a decrease in other investments, at fair value of $1,299, a decrease of other investments sold, not yet purchased, at fair value of $344, and a decrease in non-controlling interest of $1,691 resulting from the sale of the Company's interest in Vellar GP.

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

●	The Company recorded a decrease in cash flow from operations for non-cash advisory revenue of $20,867, which resulted in an increase in other investments, at fair value.
●	The Company recorded a decrease in equity method affiliates of $9,669 and an increase in other investments, at fair value of $12,530, and an increase of $2,861 in other investments, sold not purchased, resulting from an in-kind distribution from equity method affiliates.
●	In connection with the issuance of the 2024 Note, the Company recorded a reduction in the redeemable financial instrument of $5,146 and a corresponding increase of $5,146 in debt.

23. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The Company has identified the following related party transactions for the nine months ended September 30, 2025 and 2024. The transactions are listed by the related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

B. Cohen Circle, LLC ("Cohen Circle")

Cohen Circle is a related party because Daniel Cohen is a member of Cohen Circle.  The Company has a sublease agreement as sub-lessor for certain office space with Cohen Circle. The Company received payments under this sublease agreement, in which payments are recorded as a reduction in rent and utility expenses. This sublease agreement commenced on August 1, 2018 and has a term that automatically renews for one-year periods if not cancelled by either party upon 90 days’ notice prior to the end of the then-existing term. The income earned pursuant to this sublease agreement is included as a reduction in rent expense in the consolidated statements of income and is disclosed in the table below.

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

In July 2025, the Company invested $1,156 in the CK Capital Value Fund Cooperatief U.A., a fund affiliated with CK Capital. This investment is included in other investments, at fair value in the consolidated balance sheets as of September 30, 2025.  The objective of the fund is to realize capital growth and rental income by investing in, actively managing and adding value to office buildings in the Netherlands, and any ancillary properties and assets.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of September 30, 2025, the Company owned 1.83% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with CREO JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  As of  September 30, 2025, the Company owned 7.5% of the equity of CREO JV.

Columbus Circle SPAC

The Columbus Circle SPAC is a related party as it is an equity method investment of the Company.  The Company owns 26.4% of Columbus Circle SPAC.  Income earned or loss incurred on equity method investments is included in the table below.  The Company has entered into an administrative services agreement with the Columbus Circle SPAC.  Revenue earned by the Company from this agreement is included as part of principal transactions and other income in the table below. The Company loaned to the Columbus Circle SPAC approximately $350 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Company committed to loan the Columbus Circle SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Columbus Circle SPAC consummates a business combination in the required time frame, the loans are to be repaid from the funds held in the trust account. If the Columbus Circle SPAC does not consummate a business combination in the required time frame, no funds from the trust account can be used to repay the loans and any outstanding loans would likely be written off. See note 4.

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

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025. For the three months and nine months ended September 30, 2025, the Company recorded net loss of $0 and $381, respectively, related to Vellar GP, which includes both the loss on sale and the results of operations for the 2025 period prior to the sale. This amount is not included in the table below.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to (i) pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234 and (ii) decrease the amount that the Operating LLC had previously agreed to pay to Vellar GP  in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084. No revenue share has been earned or paid to date.  See note 4.

Sponsor Entities of Other SPACs

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founders shares of the SPAC.  The sponsor  may be organized as a single legal entity or multiple entities under common control.  In either case, the entity (or entities) is referred to in this section as the sponsor of the applicable SPAC.  The Company had the following transaction with a SPAC sponsor that was considered to be a related party that the Company did not consolidate.

FTAC Emerald Acquisition Corp. ("FTAC Emerald") was a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") was a related party as it was an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC and recorded an equity method investment of $40 for the valuation of these services. The revenue earned on this arrangement is disclosed in principal transactions and other income, other SPAC entities in the table below.  In February 2025, FTAC Emerald merged with Fold Holdings, Inc. (NASDAQ:FLD) and the 35,000 founders shares were reduced to an allocation of 19,775 restricted shares, which were distributed to the Company in June 2025.

Other

The Company invests in sponsor entities of SPACs, either directly or through its interest in the SPAC Series Funds, that are not otherwise affiliated with the Company but are considered related parties because they are accounted for under the equity method.  As of  September 30, 2025, the Company owned 0.4% of these entities in the aggregate. Income earned or loss incurred on the equity method investments is disclosed in other SPAC entities in the table below.

The following table displays the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management
CREO JV	$125	$173	$407	$544
U.S. Insurance JV	259	280	768	883
	$384	$453	$1,175	$1,427
Principal transactions and other income
CK Capital Value Fund	$17	$-	$17	$-
Columbus Circle SPAC	30	-	45	-
CREO JV	(327)	506	(360)	389
U.S. Insurance JV	68	61	175	(41)
Other SPAC Entities	-	-	-	5
	$(212)	$567	$(123)	$353
Income (loss) from equity method affiliates
Dutch Real Estate Entities	$(60)	$(217)	$789	$(344)
Columbus Circle SPAC	(335)	-	(1,642)	-
Other SPAC Entities	(12,268)	(466)	(10,829)	22,710
	$(12,663)	$(683)	$(11,682)	$22,366

Operating expense (income)
Cohen Circle	$(25)	$(26)	$(35)	$(78)
	$(25)	$(26)	$(35)	$(78)
Interest expense (income)
JKD Investor	$214	$38	$788	$758
	$214	$38	$788	$758

 The following related party transactions are not included in the table above.

D.  Directors and Employees

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program membership from the Company's executive chairman, Daniel G. Cohen. The contract, which allowed for an allotted number of hours of air travel on select aircraft, expired on September 30, 2025. The Company used the air travel for general business purposes and recorded the expense for this arrangement in business development, occupancy, and equipment expense in the consolidated statement of operations.

During the three months ended September 30, 2025, and 2024, the Company recognized $234 and $0, respectively, of expense on this arrangement. During the nine months ended September 30, 2025 and 2024, the Company recognized $520 and $0, respectively, of expense on this arrangement.

On October 1, 2025, the Company and Cohen Circle jointly entered a three-year corporate aircraft program membership agreement, with the contract term going through September 30, 2028. The arrangement allows for an allotted number of flight hours on select aircraft. During September 2025, the Company paid $699 for the first year of the contract and Cohen Circle will reimburse the Company for any flight hours used for Cohen Circle business purposes.

From time to time, the Company purchases produce from Grand Cru Farm as a benefit to its employees.  Grand Cru Farm is owned by Daniel G. Cohen.  The Company purchased $8 and $0 from Grand Cru Farm during the three months ended  September 30, 2025 and 2024, respectively.  The Company purchased $23 and $0 from Grand Cru Farm during the nine months ended  September 30, 2025 and 2024, respectively.

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., the Company's chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their eligible compensation. Contributions made on behalf of the Company were $129 and $98 for the three months ended  September 30, 2025 and 2024, respectively. Contributions made on behalf of the Company were $404 and $343 during the nine months ended  September 30, 2025 and 2024, respectively.

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

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	September 30, 2025	December 31, 2024
CREO JV	$124	$74
Employee & other	259	458
SPAC Fund - other receivable	140	127
U.S. Insurance JV	713	282
Due from related parties	$1,236	$941

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
●

New issue and advisory revenue comprised primarily of (a) revenue from advisory services, (b) underwriting, and (c) revenue associated with origination, arranging, or placing newly created financial instruments; and

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

A portion of our revenue is generated from new issue and advisory engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and new issue and advisory services in the U.S. through our subsidiary Cohen Securities. A division of Cohen Securities, CCM is our full-service boutique investment bank that provides innovative strategic and financial advice in M&A, capital markets, and SPAC advisory services. In some cases, CCM will receive financial instruments in lieu of cash for its advisory transactions.  In these cases, we record revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the new issue revenue will be recorded as principal transactions gain or loss in our consolidated statement of operations.  Currently, our primary source of new issue and advisory revenue is from investment banking and advisory services through CCM, as well as from originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and our CREO JV.

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

Our CCM business is also heavily concentrated in the SPAC market with many clients being SPACs or former SPACs.  In addition to earning new issue and advisory revenue in these engagements, we sometimes receive financial instruments as part of our compensation, and this increases our investment in SPACs and former SPACs.

Equity prices of SPACs and post business combination SPACs are volatile.  We are exposed to public equity prices of SPACs and post business combination SPACs both through our other investments, at fair value and investments in equity method affiliates.  As a result, we may record significant principal transaction losses and equity method losses from time to time.

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

Our response to this margin compression has included: (i) building a diversified fixed income trading platform, (ii) acquiring or building out new product lines and expanding existing product lines, (iii) building a hedging execution and funding operation to service mortgage originators, (iv) building out CCM, (v) adding a SPAC equity trading team, and (vi) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Interest Rates and Inflation

For most of the periods presented herein, interest rates were elevated versus historical lows, which negatively impacted our business in several ways:

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

Recent Events

Columbus Circle Capital Corp I

On May 19, 2025, Columbus Circle Capital Corp I (NASDAQ: BRR) (the "Columbus Circle SPAC"), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 25,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option.

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

Certain non-controlling interests in the Columbus Circle Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle Sponsor, either directly or indirectly, and have an interest in the Columbus Circle SPAC’s founder shares through such membership interests in the Columbus Circle Sponsor. The number of the Columbus Circle SPAC’s founders shares in which such non-controlling interests in the Columbus Circle Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of the Columbus Circle SPAC’s founder shares currently allocated to the Operating LLC is 2,151,666, but such number of founder shares will not be finally and definitively determined until the consummation of a Business Combination.

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

On June 23, 2025, the Columbus Circle SPAC entered into a definitive business combination agreement with ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), ProCap Financial, Inc., a Delaware corporation (“ProCap Financial”), Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc, d/b/a Professional Capital Management, a Delaware corporation (the "Business Combination Agreement").

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

As disclosed above, the Columbus Circle Sponsor holds an aggregate of 8,333,333 founder shares in the Columbus Circle SPAC. Further, certain non-controlling interests in the Columbus Circle Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle Sponsor, either directly or indirectly, and have an interest in the Columbus Circle SPAC’s founder shares through such membership interests in the Columbus Circle Sponsor. The number of the Columbus Circle SPAC’s founders shares in which such non-controlling interests in the Columbus Circle Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle Sponsor will not be finally and definitively determined unless and until consummation of the Business Combination (the “Business Combination Closing”). The number of the Columbus Circle SPAC’s founder shares currently allocated to the Operating LLC is approximately 2,151,666, but such number of founder shares will also not be finally and definitively determined unless and until the Closing occurs. If the Business Combination Closing occurs, each founder share held by the Columbus Circle Sponsor, including those allocated to the Operating LLC, will be converted into one share of common stock in ProCap Financial.

Sale of Management Contracts

On March 13, 2025, we entered into a Master Transaction Agreement (the “MTA”) with an affiliate of Hildene Capital Management, LLC (“Hildene”), an SEC-registered investment adviser based in Stamford, Connecticut.  Hildene has been investing in CDOs backed by trust preferred securities ("TruPS") since the 2007-2008 financial crisis and has extensive experience with monitoring banks and insurance companies.

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

The MTA contemplated multiple closings following the date of the MTA (each an “MTA Closing”), with each MTA Closing to occur following the satisfaction of the conditions to MTA Closing for the assignment of each CDO Agreement pursuant to the MTA.  The most significant condition outside of our and Hildene's control was consent of the preferred security holders of each CDO.

During the nine months ended September 30, 2025, we received all required consents with respect to the MTA Closing, and all of the MTA Closings were consummated.  No further MTA Closings will occur.  We recorded a gain of $2,734, which represented the sale price of $3,500 less offsets of $766, which represented management fees received by us subsequent to March 1, 2025.

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

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, we no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025.  In the first quarter of 2025, we recorded a loss on sale of $836, which is included as component of principal transactions and other income in our consolidated statement of operations.

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

Effective September 1, 2024, we entered into a redemption agreement with the JKD Investor (the “Redemption Agreement”), pursuant to which the Operating LLC redeemed the JKD Investment Agreement in its entirety.  As of September 1, 2024, the investment balance of the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, we (i) paid $2,573 of the investment balance in cash and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal was to be repaid as follows: (i) $2,573 of the principal amount was to be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part at any time without penalty or premium.  We prepaid the $2,573 of the principal amount that was otherwise due under the 2024 Note on August 31, 2025 on June 30, 2025.  See note 15.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2025 and 2024.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2025	2024	$ Change	% Change
Revenues
Net trading	$33,528	$27,462	$6,066	22%
Asset management	6,136	6,942	(806)	(12%)
New issue and advisory	298,658	53,347	245,311	460%
Principal transactions and other income (loss)	(165,498)	(26,694)	(138,804)	(520%)
Total revenues	172,824	61,057	111,767	183%

Operating expenses
Compensation and benefits	119,673	43,453	(76,220)	(175%)
Business development, occupancy, equipment	5,858	4,599	(1,259)	(27%)
Subscriptions, clearing, and execution	7,277	6,994	(283)	(4%)
Professional fee and other operating	10,127	8,138	(1,989)	(24%)
Depreciation and amortization	527	393	(134)	(34%)
Total operating expenses	143,462	63,577	(79,885)	(126%)

Operating income / (loss)	29,362	(2,520)	31,882	1,265%

Non-operating income / (expense)

Interest expense, net	(4,416)	(4,347)	(69)	(2%)
Gain on sale of management contracts	2,734	-	2,734	NM
Income / (loss) from equity method affiliates	(11,682)	22,366	(34,048)	(152%)
Income / (loss) before income taxes	15,998	15,499	499	3%
Income tax expense / (benefit)	1,643	435	(1,208)	(278%)
Net income / (loss)	14,355	15,064	(709)	(5%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(7,167)	8,609	15,776	183%
Enterprise net income / (loss)	21,522	6,455	15,067	233%
Less: Net income (loss) attributable to the convertible non-controlling interest	15,192	4,631	(10,561)	(228%)
Net income / (loss) attributable to Cohen & Company Inc.	$6,330	$1,824	$4,506	247%

Revenues

Revenues increased by $111,767, or 183%, to $172,824 for the nine months ended September 30, 2025, as compared to $61,057 for the nine months ended September 30, 2024. Each line item is discussed below in more detail.

Net Trading

Net trading revenue increased by $6,066 to $33,528 for the nine months ended September 30, 2025, as compared to $27,462 for the nine months ended September 30, 2024.  The following table shows the detail by trading group.

NET TRADING

	Nine Months Ended September 30,
	2025	2024	Change
Mortgage	$3,270	$4,066	$(796)
Gestation Repo	13,606	10,992	2,614
High Yield Corporates	1,583	3,334	(1,751)
Agencies	2,433	1,861	572
MBS	646	-	646
SPAC Equity	2,783	-	2,783
CMOs	1,659	756	903
SBAs	1,730	-	1,730
Structured Notes	2,757	1,291	1,466
Other	3,061	5,162	(2,101)
Total	$33,528	$27,462	$6,066

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

	As of September 30,		As of December 31,
	2025	2024	2024	2023
Company-sponsored CDOs	$103,883	$975,308	$965,887	$995,191
Other Investment Vehicles (1)	1,270,465	1,390,217	1,339,310	1,362,484
Assets under management (2)	$1,374,348	$2,365,525	$2,305,197	$2,357,675

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

Asset management fees decreased by $806 to $6,136 for the nine months ended September 30, 2025, as compared to $6,942 for the nine months ended September 30, 2024, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

	Nine Months Ended September 30,
	2025	2024	Change
CDOs	$911	$1,185	$(274)
Other	5,225	5,757	(532)
Total	$6,136	$6,942	$(806)

Asset management fees from CDOs declined primarily due to the sale of the Alesco III, Alesco IV, Alesco V, Alesco VI, and Alesco VIII CDO Agreements, which closed during the 2025 period.  During the nine months ended September 30, 2025 and 2024, we earned a total of $737 and $990 in revenue from these contracts, respectively. As a result of the sale, asset management revenue from CDOs will decline in future quarters.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.  Asset management fees from other decreased primarily due to the recognition in 2024 of deferred performance fees related to a certain PriDe Fund.

New Issue and Advisory

New issue and advisory revenue increased by $245,311 to $298,658 for the nine months ended September 30, 2025, as compared to $53,347 for the nine months ended September 30, 2024.  Nearly all of the new issue and advisory revenue recognized in both periods resulted from CCM's activities.

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

CCM, a division of Cohen Securities, is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets, and SPAC advisory services.  In addition, we sometimes generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our European PriDe Funds.

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

The following table shows the cash and non-cash portion of new issue and advisory revenue:

	Nine Months Ended September 30,
	2025	2024	Change
Cash	$85,970	$32,480	$53,490
Non-Cash	212,688	20,867	191,821
Total	$298,658	$53,347	$245,311

When CCM receives common stock in exchange for services, the non-cash revenue recorded equals the fair value of the stock received as of the date the underlying transaction closed.  CCM's clients include many newly public companies as well as early stage and high growth companies.  These companies often have highly volatile stock prices.  Accordingly, CCM may experience significant gains or losses subsequent to the receipt of the stock until the stock is finally liquidated.  Such gains or losses are recorded as a component of principal transactions and are shown separately in the table immediately below in the section: Capital Markets principal transactions.  Unless the financial instruments received have been fully liquidated, CCM may experience further gains and losses in the future related to those financial instruments.  See note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q to review the remaining carrying value of positions held as of the current reporting period date.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $138,804 for the nine months ended September 30, 2025, to ($165,498) as compared to ($26,694) for the nine months ended September 30, 2024.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Nine Months Ended September 30,
	2025	2024	Change
Interests in public companies
Baird Medical Investment Holdings Ltd (NASDAQ: BDMD)	$(277)	$22	$(299)
Brand Engagement Network, Inc. (NASDAQ: BNAI)	(797)	-	(797)
Webull Corporation (NASDAQ: BULL)	840	-	840
Captivision Inc. (NASDAQ: CAPT)	(76)	294	(370)
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	14	(975)	989
Crown LNG Holdings Limited (OTC: CGBS)	(863)	334	(1,197)
Next.e.GO N.V. (OTC: EGOXF)	-	(7,353)	7,353
Fold Holdings, Inc. (NASDAQ: FLD)	(1,052)	-	(1,052)
GCT Semiconductor Holdings, Inc. (NYSE: GCTS)	-	(425)	425
Kindly MD, Inc. (NASDAQ: NAKA)	(146,334)	-	(146,334)
Psyence Biomedical Ltd. (NASDAQ: PBM)	-	(364)	364
XCF Global, Inc. (NASDAQ: SAFX)	(2,849)	-	(2,849)
Scage Future (NASDAQ: SCAG)	(1,266)	-	(1,266)
Stardust Power Inc. (NASDAQ: SDST)	41	(293)	334
Semilux International Ltd (NASDAQ: SELX)	-	(2,406)	2,406
TON Strategy Co (NASDAQ: TONX)	(5,006)	-	(5,006)
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	(2,842)	2,842
USA Rare Earth, Inc. (NASDAQ: USAR)	(6,434)	-	(6,434)
USBC, Inc. (NYSE American: USBC)	(4,105)	-	(4,105)
Veea Inc. (NASDAQ: VEEA)	(516)	(1,666)	1,150
Zoomcar Holdings, Inc. (OTC: ZCAR)	(1,564)	(3,477)	1,913
Zapata Computing Holdings Inc. (OTC: ZPTA)	-	(1,124)	1,124
Other	4,489	(487)	4,976
Capital Markets principal transactions	(165,755)	(20,762)	(144,993)
			-
Interests in public companies:
Fold Holdings, Inc. (NASDAQ: FLD)	(413)	-	(413)
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	(469)	469
Zoomcar Holdings, Inc. (OTC: ZCAR)	-	(7,097)	7,097
CID HoldCo, Inc. (NASDAQ: DAIC)	438	-	438
Critical Metals Corp. (NASDAQ: CRML)	(1,843)	(1,104)	(739)
Holdco Nuvo Group DG Ltd. (OTC: NUVOQ)	-	(2,198)	2,198
Marblegate Capital Corp (OTC: MGTE)	838	-	838
Payoneer Global Inc. (NASDAQ: PAYO)	(1,155)	643	(1,798)
Rezolve AI PLC (NASDAQ: RZLV)	271	(711)	982
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	-	(806)	806
Zaap Electric Vehicles Group Ltd. (OTC: ZAPPF)	-	(510)	510
CREO JV	(360)	389	(749)
U.S. Insurance JV	175	(41)	216
SFAs	1,404	2,319	(915)
Other	(129)	238	(367)
Principal Investing principal transactions	(774)	(9,347)	8,573

Total principal transactions	(166,529)	(30,109)	(136,420)

IIFC revenue share	1,688	2,515	(827)
Sale of Vellar GP	(836)	-	(836)
All other income	179	900	(721)
Other income	1,031	3,415	(2,384)

Principal transactions and other income (loss)	$(165,498)	$(26,694)	$(138,804)

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

We have engaged in several SFA transactions. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amounts shown in the table above represent the net change in fair value recorded during the periods presented.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  Most our SFA transactions were undertaken in Vellar GP.  We sold our interest in Vellar GP during the nine months ended September 30, 2025.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $9,863 in connection with this revenue share arrangement.

Operating Expenses

Operating expenses increased by $79,885, or 126%, to $143,462 for the nine months ended September 30, 2025, as compared to $63,577 for the nine months ended September 30, 2024. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $76,220, or 175%, to $119,673, for the nine months ended September 30, 2025, as compared to $43,453 for the nine months ended September 30, 2024.

COMPENSATION AND BENEFITS

	Nine Months Ended September 30,
	2025	2024	Change
Cash compensation and benefits	$116,387	$39,997	$76,390
Equity-based compensation	3,286	3,456	(170)
Total	$119,673	$43,453	$76,220

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The increase was primarily the result of increased incentive compensation driven by increased revenues.  Our total headcount was 124 at September 30, 2025 and 113 at September 30, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,259, or 27%, to $5,858 or the nine months ended September 30, 2025, as compared to $4,599 for the nine months ended September 30, 2024.  This increase was comprised of an increase in occupancy and equipment of $79, and an increase in business development of $1,180.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $283, or 4%, to $7,277 for the nine months ended September 30, 2025, as compared to $6,994 for the nine months ended September 30, 2024. The increase was comprised of an increase in subscriptions and dues of $474, partially offset by a decrease in clearing and execution of $191.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses increased by $1,989, or 24%, to $10,127 for the nine months ended September 30, 2025, as compared to $8,138 for the nine months ended September 30, 2024. The increase was comprised of an increase in professional fees of $1,418, and an increase in other operating expense of $571.

Depreciation and Amortization

Depreciation and amortization increased by $134, or 34%, to $527 for the nine months ended September 30, 2025, as compared to $393 for the nine months ended September 30, 2024.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $69 to $4,416 for the nine months ended September 30, 2025, as compared to $4,347 for the nine months ended September 30, 2024.

INTEREST EXPENSE

	Nine Months Ended September 30,
	2025	2024	Change
Junior subordinated notes	$3,547	$3,532	$15
2020/2024 Notes	788	449	339
Byline Credit Facility	81	57	24
Redeemable Financial Instrument - JKD Investor	-	309	(309)
	$4,416	$4,347	$69

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

During the nine months ended September 30, 2025, we received all required consents, and all of the sales were closed.  We recorded a gain of $2,734, which represented the sale price of $3,500 less offsets of $766, which represented management fees received by us subsequent to March 1, 2025.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $34,048 to ($11,682) for the nine months ended September 30, 2025, as compared to $22,366 for the nine months ended September 30, 2024.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2025	2024	Change
Dutch Real Estate Entities	$789	$(344)	$1,133
Columbus Circle SPAC	(1,642)	-	(1,642)
SPAC Sponsor Entities and Other	(10,829)	22,710	(33,539)
Total	$(11,682)	$22,366	$(34,048)

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

	Nine Months Ended September 30,
	2025	2024	Change
African Agriculture Holdings Inc. (OTC: AAGR)	$-	$(2,309)	$2,309
Brand Engagement Network, Inc. (NASDAQ: BNAI)	-	1,267	(1,267)
Critical Metals Corp. (NASDAQ: CRML)	(367)	4,862	(5,229)
Next.e.GO N.V. (OTC: EGOXF)	-	(277)	277
Fold Holdings, Inc. (NASDAQ: FLD)	1,950	(5)	1,955
Murano Global Investments Plc (NASDAQ: MRNO)	(11,914)	13,831	(25,745)
Holdco Nuvo Group DG Ltd. (OTC:NUVOQ)	-	2,198	(2,198)
Rezolve AI PLC (NASDAQ: RZLV)	(109)	5,123	(5,232)
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	793	(793)
Zoomcar Holdings, Inc. (OTC: ZCAR)	(147)	(2,634)	2,487
Other	(242)	(139)	(103)
Total	$(10,829)	$22,710	$(33,539)

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $1,208 to $1,643 for the nine months ended September 30, 2025, as compared to $435 for the nine months ended September 30, 2024.

	For the Nine Months Ended September 30,
	2025	2024	Change
Current	$724	$540	$(184)
Deferred	919	(105)	(1,024)
Total	$1,643	$435	$(1,208)

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2025, Cohen & Company Inc. owned 29.5% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 70.5% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the nine months ended September 30, 2025 and 2024 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Nine Months Ended September 30,
	2025	2024	Change
Other SPAC Sponsor Investor	$(7,070)	$6,870	$13,940
Columbus Circle SPAC	(961)	-	961
Vellar GP	864	1,739	875
Total	$(7,167)	$8,609	$15,776

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. We sold our interest in Vellar GP during 2025.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the nine months ended September 30, 2025 and 2024 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Nine Months Ended September 30, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$15,998	$-	$15,998
Income tax expense / (benefit)	1,601	42	1,643
Net income / (loss) after tax	14,397	(42)	14,355
Other consolidated subsidiary non-controlling interest	(7,167)
Net income / (loss) attributable to the Operating LLC	21,564
Average effective Operating LLC non-controlling interest % (1)	70.45%
Convertible non-controlling interest	$15,192

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Nine Months Ended September 30, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$15,499	$-	$15,499
Income tax expense / (benefit)	424	11	435
Net income / (loss) after tax	15,075	(11)	15,064
Other consolidated subsidiary non-controlling interest	8,609
Net income / (loss) attributable to the Operating LLC	6,466
Average effective Operating LLC non-controlling interest % (1)	71.62%
Operating LLC non-controlling interest	$4,631

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025 and 2024.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2025	2024	$ Change	% Change
Revenues
Net trading	$13,560	$8,816	$4,744	54%
Asset management	1,948	2,147	(199)	(9%)
New issue and advisory	228,008	22,459	205,549	915%
Principal transactions and other income (loss)	(159,303)	(1,727)	(157,576)	(9,124%)
Total revenues	84,213	31,695	52,518	166%

Operating expenses
Compensation and benefits	53,684	17,915	(35,769)	(200%)
Business development, occupancy, equipment	2,041	1,567	(474)	(30%)
Subscriptions, clearing, and execution	2,771	2,691	(80)	(3%)
Professional fee and other operating	3,774	2,156	(1,618)	(75%)
Depreciation and amortization	183	144	(39)	(27%)
Total operating expenses	62,453	24,473	(37,980)	(155%)

Operating income / (loss)	21,760	7,222	14,538	201%

Non-operating income / (expense)

Interest expense, net	(1,472)	(1,256)	(216)	(17%)
Gain on sale of management contracts	1,897	-	1,897	NM
Income / (loss) from equity method affiliates	(12,663)	(683)	(11,980)	(1,754%)
Income / (loss) before income taxes	9,522	5,283	4,239	80%
Income tax expense / (benefit)	733	142	(591)	(416%)
Net income / (loss)	8,789	5,141	3,648	71%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(6,853)	(2,455)	4,398	179%
Enterprise net income / (loss)	15,642	7,596	8,046	106%
Less: Net income (loss) attributable to the convertible non-controlling interest	11,049	5,446	(5,603)	(103%)
Net income / (loss) attributable to Cohen & Company Inc.	$4,593	$2,150	$2,443	114%

Revenues

Revenues increased by $52,518, or 166%, to $84,213 for the three months ended September 30, 2025, as compared to $31,695 for the three months ended September 30, 2024. Each line item is discussed below in more detail.

Net Trading

Net trading revenue increased by $4,744, or 54%, to $13,560 for the three months ended September 30, 2025, as compared to $8,816 for the three months ended September 30, 2024.  The following table shows the detail by trading group.

NET TRADING

	Three Months Ended September 30,
	2025	2024	Change
Mortgage	$1,024	$1,177	$(153)
Gestation Repo	4,969	3,843	1,126
High Yield Corporates	1,034	73	961
Agencies	1,222	780	442
MBS	497	-	497
SPAC Equity	1,377	-	1,377
CMOs	823	276	547
SBAs	612	(1)	613
Structured Notes	907	899	8
Other	1,095	1,769	(674)
Total	$13,560	$8,816	$4,744

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

	As of September 30,		As of December 31,
	2025	2024	2024	2023
Company-sponsored CDOs	$103,883	$975,308	$965,887	$995,191
Other Investment Vehicles (1)	1,270,465	1,390,217	1,339,310	1,362,484
Assets under management (2)	$1,374,348	$2,365,525	$2,305,197	$2,357,675

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

Asset management fees decreased by $199, or 9%, to $1,948 for the three months ended September 30, 2025, as compared to $2,147 for the three months ended September 30, 2024, as discussed in more detail below. The following table provides a more detailed comparison of the two periods.

ASSET MANAGEMENT

	Three Months Ended September 30,
	2025	2024	Change
CDOs	$159	$392	$(233)
Other	1,789	1,755	34
Total	$1,948	$2,147	$(199)

Asset management fees from CDOs declined primarily due to the sale of the Alesco III, Alesco IV, Alesco V, Alesco VI, and Alesco VIII CDO Agreements, which closed in 2025.  During the three months ended September 30, 2025 and 2024, we earned a total of $114 and $328 in revenue from these contracts. As a result of the sale, asset management revenue from CDOs will decline in future quarters.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.  Asset management fees from other increased primarily due to increases in fees earned in the PriDe Funds.

New Issue and Advisory

New issue and advisory revenue increased by $205,549 to $228,008 for the three months ended September 30, 2025, as compared to $22,459 for the three months ended September 30, 2024.  Substantially all of the new issue and advisory revenue recognized in both periods resulted from CCM's activities.

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

CCM, a division of Cohen Securities, is our full-service boutique investment bank, which focuses on M&A, underwriting, capital markets, and SPAC advisory services.  In addition, we sometimes generate new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our European PriDe Funds.

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

The following table shows the cash and non-cash portion of new issue and advisory revenue:

	Three Months Ended September 30,
	2025	2024	Change
Cash	$46,646	$12,732	$33,914
Non-Cash	181,362	9,727	171,635
Total	$228,008	$22,459	$205,549

When CCM receives common stock in exchange for services, the non-cash revenue recorded equals the fair value of the stock received as of the date the underlying transaction closed.  CCM's clients include many newly public companies as well as early stage and high growth companies.  These companies often have highly volatile stock prices.  Accordingly, CCM may experience significant gains or losses subsequent to the receipt of the stock until the stock is finally liquidated.  Such gains or losses are shown are recorded as a component of principal transactions and are shown separately in the table immediately below in the section: Capital Markets principal transactions.  Unless the financial instruments received have been fully liquidated, CCM may experience further gains or losses in the future related to those financial instruments.  See note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q to review the remaining carrying value of positions held as of the current reporting period date.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $157,576 to ($159,303) for the three months ended September 30, 2025, as compared to ($1,727) for the three months ended September 30, 2024.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Three Months Ended September 30,
	2025	2024	Change
Interests in public companies
Captivision Inc. (NASDAQ: CAPT)	$(291)	$103	$(394)
CERo Therapeutics Holdings, Inc. (NASDAQ: CERO)	-	(48)	48
Classover Holding, Inc. (NASDAQ: KIDZ)	(606)	-	(606)
Crown LNG Holdings Limited (OTC: CGBS)	(326)	334	(660)
Kindly MD, Inc. (NASDAQ: NAKA)	(146,334)	-	(146,334)
Veea Inc. (NASDAQ: VEEA)	-	(1,365)	1,365
Scage Future (NASDAQ: SCAG)	(1,266)	-	(1,266)
Stardust Power Inc (NASDAQ: SDST)	12	(293)	305
USBC, Inc. (NYSE American: USBC)	(4,105)	-	(4,105)
TON Strategy Co (NASDAQ: TONX)	(5,006)	-	(5,006)
XCF Global, Inc. (NASDAQ: SAFX)	(2,875)	-	(2,875)
Zoomcar Holdings, Inc. (OTC: ZCAR)	(1,476)	(2,175)	699
Other	2,871	(564)	3,435
Capital Markets principal transactions	(159,402)	(4,008)	(155,394)

Interests in public companies:
Critical Metals Corp. (NASDAQ: CRML)	23	(1,696)	1,719
CID HoldCo, Inc. (NASDAQ: DAIC)	(447)	-	(447)
Fold Holdings, Inc. (NASDAQ: FLD)	(146)	-	(146)
Holdco Nuvo Group DG Ltd. (OTC: NUVOQ)	-	(590)	590
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	-	(387)	387
Payoneer Global Inc. (NASDAQ: PAYO)	(218)	534	(752)
Rezolve AI PLC (NASDAQ: RZLV)	481	(711)	1,192
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	(255)	255
CREO JV	(327)	505	(832)
U.S. Insurance JV	67	61	6
SFAs	-	3,464	(3,464)
Other	(60)	24	(84)
Principal Investing principal transactions	(627)	949	(1,576)

Total principal transactions	(160,029)	(3,059)	(156,970)

IIFC revenue share	586	1,052	(466)
All other income	140	280	(140)
Other income	726	1,332	(606)

Principal transactions and other income (loss)	$(159,303)	$(1,727)	$(157,576)

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

We have engaged in several SFA transactions. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the periods presented.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  Most our SFA transactions were undertaken in Vellar GP.  We sold our interest in Vellar GP in 2025.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income (Loss)

Other income / (loss) is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $9,863 in connection with this revenue share arrangement.

Operating Expenses

Operating expenses increased by $37,980, or 155%, to $62,453 for the three months ended September 30, 2025, as compared to $24,473 for the three months ended September 30, 2024. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $35,769, or 200%, to $53,684 for the three months ended September 30, 2025, as compared to $17,915 for the three months ended September 30, 2024.

COMPENSATION AND BENEFITS

	Three Months Ended September 30,
	2025	2024	Change
Cash compensation and benefits	$52,604	$16,763	$35,841
Equity-based compensation	1,080	1,152	(72)
Total	$53,684	$17,915	$35,769

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The increase was primarily the result of increased incentive compensation driven by increased revenue.  Our total headcount was 124 at September 30, 2025 and 113 at September 30, 2024.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $474, or 30%, to $2,041 for the three months ended September 30, 2025, as compared to $1,567 for the three months ended September 30, 2024.  This increase was comprised of an increase in business development of $403 and an increase in occupancy and equipment of $71.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $80, or 3%, to $2,771 for the three months ended September 30, 2025, as compared to $2,691 for the three months ended September 30, 2024. The increase was comprised of an increase in clearing and execution of $98; partially offset by a decrease in subscriptions of $18.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses increased by $1,618, or 75%, to $3,774 for the three months ended September 30, 2025, as compared to $2,156 for the three months ended September 30, 2024. This increase is comprised of an increase in professional fees of $1,410 and an increase in other operating expenses of $208.

Depreciation and Amortization

Depreciation and amortization increased by $39, or 27%, to $183 for the three months ended September 30, 2025, as compared to $144 for the three months ended September 30, 2024.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $216 to $1,472 for the three months ended September 30, 2025, as compared to $1,256 for the three months ended September 30, 2024.

INTEREST EXPENSE

	Three Months Ended September 30,
	2025	2024	Change
Junior subordinated notes	$1,217	$1,199	$18
2020/2024 Notes	214	187	27
Byline Credit Facility	41	19	22
Redeemable Financial Instrument - JKD Investor	-	(149)	149
	$1,472	$1,256	$216

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

During the nine months ended September 30, 2025, we received all required consents, and all of the sales were closed.  During the nine months ended September 30, 2025, we recorded a gain of $2,734, which represented the sale price of $3,500 less offsets of $766, which represented management fees received by us subsequent to March 1, 2025.  Of that gain of $2,734, $837 was recorded in the three months ended June 30, 2025, as a result of the closing of the Alesco Preferred Funding V and VIII sales, and $1,897 was recorded in the three months ended September 30, 2025, as a result of the closing of the Alesco Preferring Funding III, IV, and VI sales.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $11,980 to ($12,663) for the three months ended September 30, 2025, as compared to ($683) for the three months ended September 30, 2024.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2025	2024	Change
Dutch Real Estate Entities	$(60)	$(216)	$156
Columbus Circle SPAC	(335)	-	(335)
SPAC Sponsor Entities and Other	(12,268)	(467)	(11,801)
Total	$(12,663)	$(683)	$(11,980)

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

	Three Months Ended September 30,
	2025	2024	Change
African Agriculture Holdings Inc. (OTC: AAGR)	$-	$(487)	$487
Brand Engagement Network, Inc. (NASDAQ: BNAI)	-	(2,937)	2,937
Critical Metals Corp. (NASDAQ: CRML)	-	(321)	321
Murano Global Investments Plc (NASDAQ: MRNO)	(12,395)	(1,616)	(10,779)
Rezolve AI PLC (NASDAQ: RZLV)	-	5,284	(5,284)
Other	127	(390)	517
Total	$(12,268)	$(467)	$(11,801)

Income Tax Expense / (Benefit)

Income tax expense / (benefit) increased by $591 to $733 for the three months ended September 30, 2025, as compared to $142 for the three months ended September 30, 2024.

	For the Three Months Ended September 30,
	2025	2024	Change
Current	$297	$197	$(100)
Deferred	436	(55)	(491)
Total	$733	$142	$(591)

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended September 30, 2025, Cohen & Company Inc. owned 29.6% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 70.4% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended September 30, 2025 and 2024 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

SUMMARY CALCULATION OF NON-CONVERTIBLE NON-CONTROLLING INTEREST

	Three Months Ended September 30,
	2025	2024	Change
Other SPAC Sponsor Investor	$(6,717)	$(5,022)	$1,695
Columbus Circle SPAC	(136)	-	136
Vellar GP	-	2,567	2,567
Total	$(6,853)	$(2,455)	$4,398

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. We sold our interest in Vellar GP during 2025.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended September 30, 2025 and 2024 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST

For the Three Months Ended September 30, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$9,522	$-	$9,522
Income tax expense / (benefit)	688	45	733
Net income / (loss) after tax	8,834	(45)	8,789
Other consolidated subsidiary non-controlling interest	(6,853)
Net income / (loss) attributable to the Operating LLC	15,687
Average effective Operating LLC non-controlling interest % (1)	70.43%
Operating LLC non-controlling interest	$11,049

SUMMARY CALCULATION OF NON-CONTROLLING INTEREST

For the Three Months Ended September 30, 2024

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$5,283	$-	$5,283
Income tax expense / (benefit)	135	7	142
Net income / (loss) after tax	5,148	(7)	5,141
Other consolidated subsidiary non-controlling interest	(2,455)
Net income / (loss) attributable to the Operating LLC	7,603
Average effective Operating LLC non-controlling interest % (1)	71.63%
Operating LLC non-controlling interest	$5,446

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, our board of directors declared a special cash dividend of $0.75 per share.  On November 4, 2025, our board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on December 3, 2025, to stockholders of record as of November 19, 2025.

We had the following financing transactions in excess of $1,000 during the nine months ended September 30, 2025, excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items:

●	During the nine months ended September 30, 2025, we had cash inflows of $2,669 in cash from investments in non-convertible non-controlling interests and cash outflows of $2,573 used to repay the 2024 Note. Otherwise, we had no financing transactions in excess of $1,000 during the nine months ended September 30, 2025, excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items.

●	During the nine months ended September 30, 2024, we had cash outflows of $3,671 in non-convertible non-controlling interests distributions and $2,573 in cash used to repay a redeemable financial instrument. Otherwise, we had no financing transactions in excess of $1,000 during the nine months ended September 30, 2024, excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items.

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

As of September 30, 2025 and December 31, 2024, we maintained cash and cash equivalents of $ 54,688 and $ 19,590, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities	$29,405	$5,042
Cash flow from investing activities	12,829	10,790
Cash flow from financing activities	(7,715)	(12,240)
Effect of exchange rate on cash	579	48
Net cash flow	35,098	3,640
Cash and cash equivalents, beginning	19,590	10,650
Cash and cash equivalents, ending	$54,688	$14,290

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2025

As of September 30, 2025, our cash and cash equivalents were $ 54,688, representing an increase of $ 35,098 from December 31, 2024. The increase was attributable to cash provided by operating activities of $ 29,406, cash provided by investing activities of $ 12,829, cash used in financing activities of $ 7,716, and an increase in cash caused by the change in exchange rates of $ 579.

The cash provided by operating activities of $ 29,406 was comprised of (a) net cash inflows of $ 65,572 related to working capital fluctuations, (b) net cash outflows of $ 22,035 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased, and (c) net cash outflows from other earnings items of $ 14,131 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $ 12,829 was comprised of (a) $44,240 of sales and returns of principal from other investments, at fair value, (b) $199 in sales and returns of principal of other investments sold, not yet purchased, (c) $1,578 of distributions received from equity method affiliates, partially offset by (d) $29,257 in cash used to purchase other investments, at fair value, (d) $433 in reduction in cash from the disposal of our interest in Vellar GP, (e) $2,675 invested in equity method affiliates, and (f) $823 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $ 7,716 was comprised of (a) $2,573 of cash used to repay a portion of the 2024 Note, (b) $344 in cash used to net settle equity awards, (c) $1,695 in cash used to pay dividends, (d) $3,850 in cash used to pay distributions to the convertible non-controlling interest, (e) $954 in cash used to redeem convertible non-controlling units, (f) $969 in non-convertible non-controlling interest distributions, partially offset by (g) $2,669 in cash received as non-convertible non-controlling interest investments.

Nine Months Ended September 30, 2024

As of September 30, 2024, our cash and cash equivalents were $14,290, representing an increase of $3,640 from December 31, 2023. The increase was attributable to cash provided by operating activities of $5,042, cash provided by investing activities of $10,790, cash used in financing activities of $12,240, and an increase in cash caused by the change in exchange rates of $48.

The cash provided by operating activities of $5,042 was comprised of (a) net cash outflows of $2,882 related to working capital fluctuations; (b) net cash inflows of $2,246 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash inflows from other earnings items of $5,678 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $10,790 was comprised of (a) $63,988 of sales and returns of principal from other investments, at fair value; (b) $214 of sales and returns of principal from other investments sold, not yet purchased, at fair value; and (c) $978 of distributions received from equity method affiliates; partially offset by (d) $52,000 in cash used to purchase other investments, at fair value; (e) $1,408 in cash used to purchase other investments sold, not yet purchased, at fair value; (f) $193 in cash used as investments in equity method affiliates; and (g) $789 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $12,240 was comprised of (a) $2,573 of repayment of redeemable financial instruments; (b) $189 in cash used to settle equity awards; (c) $1,465 in dividends paid; (d) $3,837 in distributions to the convertible non-controlling interests; (e) $659 in redemption of convertible non-controlling interests; and (f) $3,671 in distributions to non-convertible non-controlling interests; partially offset by (g) $154 in proceeds from the issuance of Common Stock.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: Cohen Securities in the United States and CCFESA in France. As a U.S. broker-dealer, Cohen Securities is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2025 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

September 30, 2025
United States	$250
Europe	728
Total	$978

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2025, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $76,395. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from Cohen Securities

As of September 30, 2025, our total equity on a consolidated basis was $101,054 and the total equity of Cohen Securities was $108,331.  Therefore, a deficit of $7,277 existed outside of Cohen Securities. In addition, it should be noted that our non-convertible non-controlling interest represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of September 30, 2025, our non-convertible non-controlling interest balance was $3,912.  Therefore, we have an available equity deficit outside of Cohen Securities of $11,189 as of September 30, 2025.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2025	For the Twelve Months Ended December 31, 2024
Receivables under resale agreements
Period end	$414,710	$668,259
Monthly average	$693,679	$566,987
Maximum month end	$811,908	$743,654
Securities sold under agreements to repurchase
Period end	$457,058	$695,966
Monthly average	$724,502	$570,715
Maximum month end	$840,249	$742,120

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

DETAIL OF DEBT

	As of September 30, 2025	As of December 31, 2024	Interest Rate Terms	Interest (2)	Maturity
Description
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$5,146	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.57%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.41%	March 2035
Less unamortized discount	(22,482)	(22,867)
	25,643	25,258

Byline Credit Facility	-	-	Variable	NA	June 2026
Total	$32,716	$34,904

(1)

The junior subordinated notes listed represent debt we owe to the two trusts noted above. The total par amount owed by us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, we receives back from the trusts the pro rata share of interest and principal on the common stock held by us.  These trusts are VIEs and we do not consolidate them even though we hold the common stock.  We carry the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2025 on a combined basis was 19.82% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2025.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2025 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

September 30, 2025

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$22,276	$2,725	$5,777	$4,751	$9,023
Maturity of 2024 Note (1)	2,573	2,573	-	-	-
Interest on 2024 Note (1)	361	361	-	-	-
Maturity of 2020 Note (1)	4,500	4,500	-	-	-
Interest on 2020 Note (1)	318	318	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	45,335	4,093	8,187	8,187	24,868
Other Operating Obligations (3)	2,241	1,427	808	6	-
	$125,729	$15,997	$14,772	$12,944	$82,016

(1)	The 2020 Note matures on January 31, 2026. The 2024 Note matures on August 31, 2026.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 8.57% (based on the Term SOFR rate in effect as of September 30, 2025 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 8.41% (based on the Term SOFR rate in effect as of September 30, 2025 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available issuance. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU require that an entity capitalize software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU clarifies derivative scope exceptions for certain contracts with underlings that are based on the operations or activities of one of the parties to the contract. The ASU also clarifies the applicability of ASC Topic 606, Revenue from Contracts with Customers, and its interaction with other ASC Topics (including ASC Topic 815 on derivatives and hedging and ASC Topic 321 on equity securities), in the accounting for share-based noncash consideration (such as warrants or shares) received from a customer for the transfer of goods or services. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those periods. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended September 30, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2025, we would incur a loss of $1,962 if the yield curve rises 100 bps across all maturities and a gain of $1,953 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2025, our equity price sensitivity was $4,899 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2025, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,239 as of September 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1 through July 31, 2025	-	$-	-	34,704
August 1 through August 31, 2025	-	$-	-	34,704
September 1 through September 30, 2025	-	$-	-	34,704
Total	-		-

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the nine months ended September 30, 2025, none of our directors or officers adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” (as defined in Item 408(c) of Regulation S-K).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: November 6, 2025		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 6, 2025		Executive Vice President, Chief Financial Officer, and Treasurer