Form 10-K
period 2025-12-31
Cohen & Co Inc.
filed 2026-03-06
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $14.2 million.  As of February 27, 2026, there were 2,448,559 shares of Common Stock of Cohen & Company Inc. outstanding.

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

These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	integration of operations;
•	business strategies;
•	growth opportunities;
•	competitive position;
•	market outlook;
•	expected financial position;
•	expected results of operations;
•	future cash flows;
•	financing plans;
•	plans and objectives of management;
•	tax treatment of the business combinations;
•	our investments in both SPACs and SPAC sponsor entities, including through our SPAC Series Funds;
•	our role as asset manager and sponsor in our SPAC activities;
•	fair value of assets; and
•	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Item 1A — Risk Factors.” Actual results may differ materially as a result of various factors, some of which are outside our control, including the following:

•	a decline in general economic conditions or the global financial markets;
•	economic uncertainty and capital markets disruption that has been significantly impacted by geopolitical instability;
•	losses and reduced transaction volumes as a result of increasing interest rates and inflation;
•	risks and liabilities due to our investments in the equity interests of SPACs and SPAC sponsor entities including the risk of increased regulation applicable to SPACs, risks regarding litigation in connection with the SPACs in which we invest and those we sponsor, uncertainty of whether the SPACs in which we invest and those we sponsor will consummate a business combination, significant competition for business opportunities in the SPAC industry, write-downs or write-offs with respect to the securities that we hold subsequent to the consummation of an initial business combination by the SPACs in which we invest and those we sponsor, and the target of a SPAC being an early-stage and financially unstable company;
•	losses caused by financial or other problems experienced by third parties;
•	losses due to unidentified or unanticipated risks;
•	losses (whether realized or unrealized) on our principal investments, including those we receive as non-cash consideration for investment banking services provided;
•	a lack of liquidity, i.e., ready access to funds for use in our businesses, or the availability of financing at prohibitive rates;
•	the ability to attract and retain personnel;
•	the ability to meet regulatory capital requirements administered by federal agencies;
•	the ability to pay dividends;
•	an inability to generate incremental income from acquired, newly established, or expanded businesses;
•	unanticipated market closures due to inclement weather or other disasters;
•	the volume of trading in securities including collateralized securities transactions;
•	the liquidity in capital markets;
•	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
•	changing interest rates and their impacts on U.S. residential mortgage volumes;

•	competitive conditions in each of our business segments;
•	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
•	the potential misconduct or errors by our employees or by entities with whom we conduct business; and
•	the potential for litigation and other regulatory liability.

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

Certain Terms Used in this Annual Report on Form 10-K

In this Annual Report on Form 10-K, unless otherwise noted or as the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to Cohen & Company Inc. (formerly Institutional Financial Markets, Inc.), a Maryland corporation, and its subsidiaries on a consolidated basis; and “Cohen & Company, LLC” or the “Operating LLC” refer to the main operating subsidiary of the Company.

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

“Cohen Securities” refers to Cohen & Company Securities, LLC, a wholly owned broker-dealer subsidiary of Cohen & Company Securities Holdings, L.P. (“Cohen Securities Holdings”). Cohen Securities Holdings is a wholly owned subsidiary of the Operating LLC. Prior to July 1, 2025, Cohen & Company Securities, LLC was known as J.V.B. Financial Group, LLC. "CCM" refers to Cohen & Company Capital Markets, a division of Cohen Securities, the Company's full-service boutique investment bank providing capital markets and special purpose acquisition company ("SPAC") advisory services to corporations, financial sponsors, investors, and institutions. "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a majority owned subsidiary regulated by the Autorité de Contrôle Prudentiel et de Résolution ("ACPR") in France; and “CCFEL” refers to Cohen & Company Financial (Europe) Limited, a wholly owned subsidiary of the Operating LLC formerly regulated by the Central Bank of Ireland (the “CBI”).

“Securities Act” refers to the Securities Act of 1933, as amended; and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.  BUSINESS.

INFORMATION REGARDING COHEN & COMPANY INC.

Overview

We are a Maryland corporation that incorporated on October 6, 2003. We are a financial services company specializing in an expanding range of capital markets and asset management services. Our business segments are Capital Markets, Asset Management, and Principal Investing. Our Capital Markets business segment consists of sales, trading, gestation repo financing, new issue placements in corporate and securitized products, underwriting, and advisory services, operating primarily through our subsidiaries, Cohen Securities in the United States (the “U.S.”) and CCFESA in Europe. A division of Cohen Securities, Cohen & Company Capital Markets (“CCM”) is our full-service boutique investment bank providing capital markets and special purpose acquisition corporation ("SPAC") advisory services to corporations, financial sponsors, investors, and institutions. Our Capital Markets business segment also includes investment returns on financial instruments that we have received as consideration for investment banking and new issue services provided by CCM. Our Asset Management business segment manages assets through investment vehicles, such as investment funds, managed accounts, joint ventures, and collateralized debt obligations (“CDOs”) (collectively, “Investment Vehicles”). As of December 31, 2025, we had approximately $1.4 billion of assets under management (“AUM”) in primarily fixed income assets in a variety of asset classes including European bank and insurance trust preferred securities (“TruPS”), debt issued by small and medium sized European, U.S., and Bermudian insurance and reinsurance companies, and commercial real estate loans. Our Principal Investing business segment is comprised primarily of investments we have made for the purpose of earning an investment return rather than investments made to support our trading or other capital markets business activity.

Capital Markets

Our Capital Markets business segment consists primarily of sales, trading, gestation repo financing, new issue placements in corporate and securitized products, underwriting, and advisory services operating primarily through our subsidiaries, Cohen Securities in the U.S. and CCFESA in Europe. Cohen Securities is our sole operating U.S. broker-dealer, under our Cohen Securities Holdings subsidiary, and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”). CCFESA is regulated by the ACPR. Our Capital Markets business segment also includes investment returns on financial instruments that we have received as consideration for investment banking and new issue services provided by CCM.

CCM was established in 2021 as a division of Cohen Securities to address the coverage gaps and structural shortfalls at leading investment banks. CCM is a full-service boutique investment bank providing capital markets and SPAC advisory services to corporations, financial sponsors, investors, and institutions. CCM is one of the most active SPAC advisors on Wall Street with differentiated and inventive products for clients, and a focus on frontier technologies, digital assets, energy transition, and natural resources. In addition, we are growing our team of investment banking professionals with experience in a number of emerging growth verticals and continue to expand offerings for our clients. We are a lead advisor on the majority of the transactions we advise, showcasing an ability to navigate complex transactions and volatile markets. As of December 31, 2025, CCM had 28 investment banking professionals with substantial industry and capital markets experience.

Our sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, SPAC equity, preferred equity, asset-backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration ("SBA") loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments.

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

In addition, Cohen Securities operates a gestation repo financing program. In general, Cohen Securities lends money to a counterparty after obtaining collateral securities from that counterparty via a reverse repurchase agreement. Cohen Securities also borrows money from another counterparty using the same collateral securities via a repurchase agreement. Cohen Securities seeks to earn net interest margin or fees on these transactions. Gestation repo involves entering into repurchase and reverse repurchase agreements where the underlying collateral security represents a pool of newly issued mortgage loans. The borrowers (the reverse repurchase agreement counterparties) are generally mortgage originators. The lenders (the repurchase agreement counterparties) are a diverse group of counterparties comprised of banks, insurance companies, and other financial institutions. Gestation trades can be structured in two ways: (i) on balance sheet trades and (ii) agency trades. For on balance sheet trades, Cohen Securities borrows from one counterparty and lends to another on a principal basis and earns net interest margin. For agency trades, Cohen Securities receives a fee (which is paid by the borrower and is a function of the reverse repo notional amount), while the borrower and lender transact with each other directly.

Our Capital Markets business segment generates revenue through the following activities: (1) trading activities, which include execution and brokerage services, gestation repo, riskless trading activities as well as gains and losses (unrealized and realized), and income and expense earned on securities classified as trading and (2) investment banking and new issue revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, (c) underwriting, (d) new issue revenue associated with arranging and placing the issuance of newly created financial instruments, and (e) any investment returns on financial instruments that we have acquired or received as consideration for services provided by CCM. Our Capital Markets business segment has offices in Boca Raton (Florida), Charlotte (North Carolina), Houston (Texas), Memphis (Tennessee), Menlo Park (California), New York City (New York), Paris (France), and Philadelphia (Pennsylvania).

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

From time to time, CCM receives financial instruments as consideration for investment banking and new issue services provided. We generally record the fair value of this investment consideration as investment banking and new issue revenue at the time it is received, and record subsequent gains and losses, including periodic mark-to-market unrealized gains and losses, as an adjustment to investment banking and new issue revenue, which remains in the Capital Markets segment. A description of our investment portfolio can be found under the heading "Principal Investing" below, reflecting the value as of December 31, 2025 of the financial instruments that CCM has acquired or received as consideration for services provided.

Our commercial real estate lending platform (“CRE Opportunities” or "CREO"), which operates outside of Cohen Securities, was created in 2021 with a primary focus on multi-family transitional loans and a team of professionals with extensive origination, underwriting, and securitization experience in the commercial real estate market. Any CREO origination activities are considered part of our Capital Markets business segment.

Asset Management

Our Asset Management business segment manages and services assets within a variety of Investment Vehicles. We earn management fees for our ongoing asset management services provided to these Investment Vehicles, which may include fees both senior and subordinate to the securities issued by the Investment Vehicles. Management fees are based on the value of the AUM or the investment performance of the vehicle, or both. As of December 31, 2025, we had $1.4 billion in AUM. AUM equals the sum of the net asset value (“NAV”) or gross assets of the Investment Vehicles we manage based on whichever measurement serves as the basis for the calculation of our management fees. Beginning in November 2023, we earn an annual servicing fee on the notional amount of the loans owned by the CREO JV and, from that point, the notional amount of these loans has been included in our AUM. Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. This definition of AUM is not necessarily identical to any definition of AUM that may be used in our management agreements. We do not receive management fees for assets managed within our SPAC Series Funds. See discussion below.

As of December 31, 2025, we had four subsidiaries that act as managers to our Investment Vehicles. Two of these subsidiaries, Cohen & Company Financial Management, LLC (“CCFM”) and Dekania Capital Management, LLC (“DCM”), are registered investment advisors under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). CCFESA is based in France and regulated by the ACPR. Cohen CREO LLC, which is not a registered investment advisor, provides services for the assets of the CREO JV.

Subsidiary	Product Line

CCFM	SPAC Fund, SPAC Series Funds, Alesco CDOs
DCM	U.S. Insurance JV, Dekania Europe CDOs
CCFESA	PriDe Funds and other managed accounts.
Cohen CREO LLC	CREO JV

 The table below shows changes in our AUM by product line for the last five years.

ASSETS UNDER MANAGEMENT
(Dollars in Millions)

	As of December 31,
	2025	2024	2023	2022	2021
PriDe Funds and Other Managed Accounts	$994	$855	$865	$813	$721
U.S. Insurance JV	144	154	166	122	142
CREO JV	193	309	296	-	-
SPAC Fund	-	-	-	81	125
SPAC Series Funds	1	41	35	47	130
Non-CDO Investment Vehicles	1,332	1,359	1,362	1,063	1,118

Alesco CDOs	-	862	884	946	1,099
Dekania Europe CDOs.	101	104	111	107	141
Total CDO AUM	101	966	995	1,053	1,240

Total AUM	$1,433	$2,325	$2,357	$2,116	$2,358

A description of Investment Vehicles that are included in the chart above is set forth below.

PriDe Funds and Other Managed Accounts. In July 2014, we became the investment advisor of a newly created French investment fund with total commitments of €238 million, an initial investment period of two years (which was later extended by two years), and a maturity date of July 2026 (which was later extended until July 2028). This fund was fully invested in December 2017. In January 2017, the second vintage Investment Vehicles in the series of these funds closed with total commitments of €203.5 million, an initial investment period of three years (which was later extended by two years), and a maturity date of January 2032. These Investment Vehicles were fully invested in July 2021. In July 2020, the third vintage Investment Vehicles in the series of these funds closed with total commitments of €375.5 million, an initial investment period of three years (which was later extended by two years), and a maturity date of July 2035. In November 2024, the fourth vintage Investment Vehicles in the series of these funds closed with total initial commitments of €337 million (subsequently increased to €475.5 million), an initial investment period of three years, and a maturity date of November 2037. This series of Investment Vehicles is referred to in this Annual Report on Form 10-K as the “PriDe Funds.” The PriDe Funds earn investment returns by investing in a diversified portfolio of debt securities issued by small and medium sized European and Bermudian insurance companies that have limited access to capital markets. CCFESA earns investment advisor regular fees and investment advisor performance fees depending on the level of returns achieved. We have not made an investment, nor do we expect to make any investment, in the PriDe Funds. In addition, we provide investment management or advisory services to a number of separately managed accounts owned by family offices, high net worth individuals, and asset managers. The investment focus of the separately managed accounts is on CDO, collateralized loan obligations ("CLO") notes, and debt instruments where our professionals have relevant expertise. For the services provided to these managed accounts, we are paid gross annual base management or advisory fees of approximately 1.5% plus a gross annual performance fee of 20% of cash-on-cash returns in excess of an 8% hurdle. There is also an early redemption fee if any of the clients were to terminate their arrangement within the first five years of the relationship. AUM of the PriDe Funds and other managed accounts was $993.3 million as of December 31, 2025.

U.S. Insurance JV. In May 2018, we committed to invest up to $3.0 million in a newly formed joint venture (the “U.S. Insurance JV”) with an outside investor. The U.S. Insurance JV was formed for the purposes of investing in debt issued by small and medium sized U.S. and Bermudian insurance and reinsurance companies and is managed by DCM. We were required to invest 4.5% of the total equity of the U.S. Insurance JV with an absolute limit of $3.0 million. As of December 31, 2025, the NAV of the U.S. Insurance JV was $132.0 million, we had fulfilled our investment commitment, and our investment in the U.S. Insurance JV was valued at $2.4 million. In addition, the insurance company debt that will be funded by the U.S. Insurance JV may be originated by us and there may be origination fees earned in connection with such transactions. We also earn management fees as manager of the U.S. Insurance JV. We are entitled to a quarterly base management fee, an annual incentive fee (if certain return hurdles are met), and an additional incentive fee upon the liquidation of the portfolio (if certain return hurdles are met).

CREO JV. In September 2021, we committed to invest up to $15.0 million of equity into a newly formed joint venture (the “CREO JV”) with an outside investor that committed to invest approximately $435.0 million of equity into the CREO JV. We are required to invest 7.5% of the total equity of the CREO JV with a maximum investment of $15.0 million. As of December 31, 2025, the NAV of the CREO JV was $119.6 million, we had invested $7.7 million of our $15.0 million investment commitment, and our investment in the CREO JV was valued at $8.9 million. The CREO JV is managed by us. The CREO JV was formed for the purposes of investing in primarily multi-family commercial real estate mortgage-backed loans collateralized by mostly transitional commercial real estate mortgage-backed loans. “CRE CLO” means any pooling of commercial real estate mortgage-backed loans into a collateralized loan obligation. The commercial real estate loans that are funded by the CREO JV may be originated by us and we may earn origination fees in connection with such transactions. In addition, we may earn structuring fees in connection with structuring and consummating a CRE CLO consisting of a pooling of commercial real estate loans. Any origination fees or structuring fees earned by us will be in our Capital Markets segment. We will also earn management fees as manager of any CRE CLOs based on the value of the assets consolidated into a CRE CLO (calculated in accordance with the terms of such CRE CLO), payable from the proceeds generated by and in accordance with the distribution waterfall of such CRE CLO. The CREO JV has a repurchase facility to finance its assets until they can be securitized into CRE CLOs. Through December 31, 2025, we had not yet structured or consummated a CRE CLO and, accordingly, had not earned any management fees as manager of any CRE CLO. In November 2023, we began earning an annual portfolio servicing fee on the notional amount of loans owned by the CREO JV, which is equal to 0.25%. Once we have earned aggregate portfolio servicing fees of $1.5 million, the annual percentage will drop to 0.10%. From November 2023 through 2025, we have earned $1.4 million from the CREO portfolio servicing fee.

SPAC Fund. In 2018, we invested in and became the investment manager and general partner of a newly formed fund structure that was created for the purpose of investing primarily in the equity interests of SPACs and, in certain circumstances, SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties (the “SPAC Fund”). Prior to March 31, 2023, the general partner of the SPAC Fund (“Vellar GP”) had an investment in the SPAC Fund, had the potential to earn incentive fees, and had not consolidated the SPAC Fund. Effective April 1, 2023, all of the investors in the SPAC Fund, other than the Vellar GP, redeemed all of their interests in the SPAC Fund. As a result, effective April 1, 2023, the Vellar GP became the sole owner of, and began consolidating, the SPAC Fund. We owned a one-third interest in the Vellar GP and were the managing member, and effective April 1, 2023, we began consolidating the SPAC Fund as well. CCFM was the manager of the SPAC Fund and was entitled to a quarterly base management fee based on a percentage of the NAV of the SPAC Fund until April 1, 2023. In February 2025, we sold our one-third interest in the Vellar GP, stopped consolidating the Vellar GP, and no longer have any interest in the Vellar GP or the SPAC Fund. See note 31 to our consolidated financial statements included in this Annual Report on Form 10-K.

SPAC Series Funds. As a complement to the SPAC Fund, we established and became the managing member and investment manager to two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issued a separate series for each investment portfolio, which typically consisted of investments in the sponsor entities of individual SPACs. We are not issuing any new SPAC Series Funds, and this business is winding down. The investing activity of the SPAC Series Funds included purchasing interests in the placement units of certain SPAC sponsor entities that, in addition to placement units, entitle the SPAC Series Funds to certain amounts of founder shares, for a nominal purchase price. The number of founder shares allocated to the SPAC Series Funds is not finally determined until the related business combination (if any) is completed by the applicable SPAC. The amount of founder shares allocable to each SPAC Series Fund is subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed timeframe, the SPAC Series Funds will forfeit all the founder shares allocated to them for that particular SPAC. Second, even if a business combination by the applicable SPAC is completed, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled will be reduced as part of these negotiations. In these cases, any allocation to the SPAC Series Funds will also be reduced. Although we do not charge a management fee for most of the SPAC Series Funds, nor do we earn a performance fee from most of the SPAC Series Funds, we and certain of our employees receive a portion of the allocations of founder shares, for a nominal purchase price, from the SPAC sponsor entities in which the SPAC Series Funds invest. As of December 31, 2025, in our capacity as the asset manager of the SPAC Series Funds, we received and still hold an allocation of 0.5 million founder shares, for a nominal purchase price, from one SPAC sponsor entity that has not completed any business combinations. This allocation will be worthless if the underlying SPAC fails to complete a business combination and liquidates. Furthermore, even if a business combination is completed, the founder shares allocable to us may be adjusted significantly downward based on final negotiation with the business combination counterparty. See below for a description of our investment portfolio as of December 31, 2025.

CDOs. As of December 31, 2025, we managed two Dekania Europe CDOs, which were initially securitized during 2006 and 2007. In September 2025, we completed the sale of all remaining Alesco CDO contracts. A CDO is a form of borrowing secured by different types of fixed income assets such as corporate or mortgage loans or bonds. The borrowing is in the form of a securitization, which means that the lenders are actually investing in notes secured by the assets. In the event of a default, the lender will have recourse only to the assets securing the loan. These structures can hold different types of securities, but as of December 31, 2025, our only remaining CDOs under management were backed by European bank and insurance TruPS and subordinated debt. In general, our Dekania Europe deals have the following terms. We receive senior and subordinate management fees. We can be removed as manager for cause if a majority of the controlling class of note holders or a majority of equity holders vote to remove us. “Cause” includes unremedied violations of the collateral management agreement or indenture, defaults attributable to certain actions of the manager, misrepresentations or fraud, criminal activity, bankruptcy, insolvency or dissolution. There was a non-call period for the equity holders, which ranged from three to six years. Once this non-call period expired, a majority of the equity holders can trigger an optional redemption as long as the liquidation of the collateral generates sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. In ten years after the closing, an auction call is triggered if the rated notes have not been redeemed in full. In an auction call redemption, an appointee will conduct an auction of the collateral, which will only be executed if the highest bid results in sufficient proceeds to pay all principal and accrued interest on the rated notes and all expenses. If the auction is not successfully completed, all residual interest that would normally be distributed to equity holders will be sequentially applied to reduce the principal of the rated notes. Any failure of an over-collateralization coverage test redirects interest to paying down notes until compliance is restored. The securities mature up to 30 years from closing. An event of default will occur if certain over-collateralization ratios drop below 100%. While an event of default exists, a majority of the senior note holders can declare the principal and accrued and unpaid interest immediately due and payable. Both of the Dekania Europe CDOs that we manage have reached their auction call redemption features, which means the portfolio of collateral for each CDO is subject to an auction on a quarterly basis. If an auction is successful, the management contract related to such CDO will be terminated in connection with the liquidation of the CDO and we will lose the related management fees.

In addition, we have historically received revenue shares from certain asset management businesses that we initially sponsored or owned, and subsequently sold or spun-off. A description of our only remaining asset management revenue share as of December 31, 2025 is set forth below.

Infrastructure Finance Business. On March 12, 2012, we entered into an agreement with unrelated third parties whereby we agreed to assist in the establishment of an international infrastructure finance business (“IIFC”). As consideration for our assistance in establishing IIFC, we received 8.0% of certain revenues of the manager of IIFC through October 31, 2021, and effective November 1, 2021, we receive 7.35% of certain revenues of the manager of IIFC. The IIFC revenue share arrangement expires when we have earned a cumulative $20 million in revenue share payments or with the dissolution of IIFC’s management company.  In 2025, we earned $1.9 million from the IIFC revenue share. From inception through 2025, we have earned $10.0 million.

Principal Investing

Our Principal Investing business segment has historically been comprised of investments in the Investment Vehicles we manage, as well as investments in certain other structured products, and the related gains and losses that they generate. In 2014, we refocused our Principal Investing portfolio on products that we do not manage for the purpose of earning an investment return. More recently, capitalizing on our SPAC expertise, we have become active in multiple aspects of the SPAC market, including as a sponsor, asset manager, and investor, and as a result we hold various investments related to these activities.

A SPAC is a shell corporation formed for the sole purpose of raising investment capital through an initial public offering (“IPO”), which is then used to acquire or merge with one or more unspecified businesses to be identified after the IPO. SPACs are formed and sponsored by experienced business executives who are confident that their reputation and experience will help them identify a profitable company to acquire or with which to merge. The sponsors of the applicable SPAC generally provide the starting capital for that SPAC and such sponsors stand to benefit from a sizeable stake in the post-business combination acquired or merged company (assuming a business combination is consummated by the SPAC that they sponsor). The capital raised in the SPAC’s IPO is placed in an interest-bearing trust account and cannot be disbursed except to complete a business combination or to return the money to investors (if the SPAC does not complete a business combination within the required time period and must be liquidated). A SPAC generally has approximately two years to complete a deal. In return for the capital invested by investors in the SPAC IPO, investors typically receive units in the SPAC, with each unit often comprising a share of common stock and a warrant (or fraction thereof) to purchase more stock at a later date. The purchase price per unit of the securities is typically $10.00. After a SPAC’s IPO, the pre-IPO units of the SPAC become separable into shares of common stock and warrants. The purpose of the warrant is to provide investors with additional compensation for investing in the SPAC.  Upon successful completion of a business combination, the sponsors will profit from their stake in the post-business combination acquired or merged company, while the investors receive an equity interest according to their respective investment amounts The founders of the SPAC generally purchase founder shares at the initiation of the SPAC, paying nominal consideration for the number of shares that, based on recent transactions, results in or around a 20% to 25% ownership stake in the outstanding shares after the completion of the IPO.

Since 2018, we have sponsored five SPACs. Our first sponsored SPAC, Insurance Acquisition Corp. (“Insurance SPAC”), completed its $150.7 million IPO in March 2019, entered into a merger agreement in June 2020, and completed its business combination in October 2020 with Shift Technologies, Inc. (“Shift”), a car-buying e-commerce platform. Our second sponsored SPAC, INSU Acquisition Corp. II (“Insurance SPAC II”), completed its $250 million IPO in September 2020 and entered into a merger agreement in November 2020 with Metromile, Inc., a digital insurance platform and pay-by-mile auto insurer (“MetroMile”), which closed on February 9, 2021. Our third sponsored SPAC, INSU Acquisition Corp. III (“Insurance SPAC III”), completed its $218 million IPO in December 2020 and was liquidated in December 2022 without completing a business combination within the required timeframe. Our fourth sponsored SPAC, Columbus Circle Capital Corp. I (“Columbus Circle SPAC”), completed its $250 million IPO in May 2025, entered into a merger agreement in June 2025, and completed its business combination in December 2025 with ProCap Financial, Inc. (NASDAQ: BRR), a bitcoin native financial services firm. Our fifth sponsored SPAC, Columbus Circle Capital Corp. II (NASDAQ: CMIIU), completed its $230 million IPO in February 2026.

Subject to changes in the overall SPAC market, which are evolving rapidly, we may continue to capitalize on opportunities in the space. In addition to our sponsored SPACs, we receive founder shares and purchase placement units and IPO units in various SPACs sponsored by third parties and affiliates, through our SPAC Series Funds and our investment portfolio. The amount of founder shares allocated to us is not finally determined until the related business combination is completed. The amount of founder shares allocable to us is subject to change for two main reasons. First, if a business combination is not completed by the applicable SPAC within the allowed time frame, we will forfeit all the founder shares allocated to us for that particular SPAC. Second, even if a business combination is completed by the applicable SPAC, the economic terms of the combination are subject to negotiation between the target company and that SPAC. In many cases, the total amount of founder shares to which the sponsor entities are entitled will be reduced as part of these negotiations. In these cases, any allocation of founder shares to us will also be reduced.

We invested in SPAC sponsor entities through our SPAC Series Funds that were not consolidated because we were not the managing member of such sponsor entity or otherwise did not have the power to direct the sponsor entity's most important activities. In these cases, our investment in the SPAC sponsor entity is treated as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment during the applicable SPAC's pre-business combination period, we generally have not elected the fair value option. If a SPAC completes a business combination and we have an equity method investment in the associated sponsor entity, the sponsor entity will record income equal to the difference between the fair value of the restricted and unrestricted shares it receives and the carrying value of its equity method investment in the SPAC. We will recognize our share of this gain as income from equity method affiliates. The sponsor entity will continue to mark its investment in the SPAC to market after the business combination and we will recognize our share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributes to us our share of the SPAC shares it owns, we will reclassify our investment from investment in equity method affiliates to other investments, at fair value as we will then hold the SPAC shares directly (rather than through an equity method investee). We will then record principal transactions income and loss until the SPAC shares themselves are liquidated.

As of December 31, 2025, our investment portfolio included other investments, at fair value, which were valued at $57.3 million, and investments in equity method affiliates, which were carried at $6.7 million, net of the related non-convertible non-controlling interests, which were valued at $0.4 million. Any financial instruments that CCM receives as consideration for services provided are included in the Capital Markets segment, while all other financial instruments are included in the Principal Investing segment. Financial instruments from both our Capital Markets and Principal Investing segments are shown in the chart below. In addition, several of the positions listed below are subject to trading restrictions or are warrants, units, or notes that are convertible into publicly traded equity.

A description of our investment portfolio as of December 31, 2025 is set forth below.

($000s)		12/31/2025
Other Investments, at Fair Value:	Ticker	Value	NCI	Net Balance	Share Price
CCM -
ProCap Financial, Inc.	BRR	$1,521	$-	$1,521	$3.53
Avax One Technology Ltd.	AVX	1,363	-	1,363	1.51
Critical Metals Corp.	CRML	1,506	-	1,506	6.94
Nakamoto Inc.	NAKA	1,802	-	1,802	0.35
Namib Minerals Ltd.	NAMM	2,779	-	2,779	1.01
OceanPal Inc.	SVRN	2,930	-	2,930	1.08
USBC, Inc.	USBC	2,482	-	2,482	0.63
Other Companies	NA	1,332	-	1,332	NA
Subtotal Public Companies and Other		15,715	-	15,715
SPAC placement units/warrants, pre-M&A	NA	18,492	-	18,492	NA
Subtotal CCM		34,207	-	34,207
Non-CCM -
ProCap Financial, Inc.	BRR	7,595	-	7,595	3.53
U.S. Insurance JV	NA	2,375	-	2,375	NA
CREO JV	NA	8,940	-	8,940	NA
Dutch Real Estate Fund	NA	1,171	-	1,171	NA
Other Securities	NA	2,970	(6)	2,964	NA
Subtotal Non-CCM		23,051	(6)	23,045

Total Other Investments, at Fair Value		57,258	(6)	57,252

Investment in Equity Method Affiliates:
Dutch Real Estate Entities	NA	5,739	-	5,739	NA
Other Securities	NA	922	(427)	495	NA
Total Investment in Equity Method Affiliates		6,661	(427)	6,234

Total Investment Portfolio		$63,919	$(433)	$63,486

Other Investments, at Fair Value - CCM.  These investments are financial instruments that we have received as consideration for investment banking and new issue services provided by CCM, and include unrestricted common stock, restricted common stock, warrants, and convertible notes. As of December 31, 2025, there was $34.2 million of other investments, at fair value on our consolidated balance sheet related to CCM consideration. The public companies and other line item represents investments primarily in publicly traded companies that were issued in connection with business combinations of SPACs that were clients of CCM, which were valued at $15.7 million as of December 31, 2025. The SPAC placement units / warrants line item represents investments in 33 publicly traded pre-business combination SPACs that are primarily shares received as consideration for CCM acting as underwriter in the IPOs of SPACs or performing other advisory services, which were valued at $18.5 million as of December 31, 2025. Certain of these investments are subject to transfer restrictions until threshold timing or trading prices are met.

Other Investments, at Fair Value – Non-CCM:

ProCap Financial, Inc. This investment represents the retained founder and placement shares of our sponsored Columbus Circle SPAC, which consummated its business combination with ProCap Financial, Inc. on December 5, 2025. Up until December 5, 2025, we consolidated the sponsor of the Columbus Circle SPAC, which treated its investment in the Columbus Circle SPAC under the equity method of accounting. The sponsor distributed all of its assets and ceased operations in December 2025. Once we received our allocation of the post-business combination publicly traded company shares, this investment was classified as other investments, at fair value on our consolidated balance sheet and was valued at $7.6 million as of December 31, 2025. These shares are subject to transfer restrictions until threshold timing or trading prices are met. See note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

U.S. Insurance JV. During 2018, we co-established and committed to invest up to $3.0 million in the U.S. Insurance JV. As of December 31, 2025, we had fulfilled our investment commitment, our investment in the U.S. Insurance JV was valued at $2.4 million, which was included as a component of other investments, at fair value on our consolidated balance sheet, and the NAV of the U.S. Insurance JV was $132.0 million.

CREO JV. In September 2021, we co-established and committed to invest up to $15.0 million in the CREO JV. As of December 31, 2025, we had invested $7.7 million of our $15.0 million investment commitment, our investment in the CREO JV was valued at $8.9 million, which was included as a component of other investments, at fair value on our consolidated balance sheet, and the NAV of the CREO JV was $119.6 million.

Dutch Real Estate Fund. In 2025, our equity method affiliate, CK Capital Partners B.V. (“CK Capital”) launched and became the manager of an investment fund with the directive to realize capital growth and rental income by investing in, actively managing, and adding value to office buildings in the Netherlands. We invested $1.2 million in this Dutch real estate fund in July 2025, which was included as a component of other investments, at fair value on our consolidated balance sheet. As of December 31, 2025, this investment was valued at $1.2 million.

Other Securities. We have invested in various original issuance securities that we have originated and certain other securities that we have not originated including private equity, public equity, and real estate loans. As of December 31, 2025, our investments in these other securities were valued at $3.0 million, which was included as a component of other investments, at fair value on our consolidated balance sheet. As of December 31, 2025, these investments had offsetting liabilities that were valued at $6 thousand as a component of non-convertible non-controlling interest, representing the portion of the investment that we do not ultimately own. Certain of these investments are subject to transfer restrictions until threshold timing or trading prices are met.

Investment in Equity Method Affiliates:

Dutch Real Estate Entities. In December 2019, we acquired a 45% interest in CK Capital, a private company incorporated in the Netherlands, which provides asset and investment advisory services relating to real estate holdings, as well as a 10% interest in a related real estate holding company. In December 2021, we invested an additional $2.4 million in the related real estate holding company. As of December 31, 2025, our investment in these Dutch real estate entities was carried at $5.7 million, $0.5 million in CK Capital and $5.2 million in the real estate holding company, which was included as a component of investment in equity method affiliates on our consolidated balance sheet.

Other Securities. We have invested in various original issuance securities that we have originated and certain other securities that we have not originated including private equity, public equity, and real estate loans. As of December 31, 2025, our investments in these other securities were valued at $0.9 million, which was included as a component of investment in equity method affiliates, on our consolidated balance sheet. As of December 31. 2025, these investments had offsetting liabilities that were valued at $0.4 million as a component of non-convertible non-controlling interest, representing the portion of the investment that we do not ultimately own. Certain of these investments are subject to transfer restrictions until threshold timing or trading prices are met.

Employees

As of December 31, 2025, we employed a total of 126 full-time professionals and support staff. This number includes 94 employees of our Cohen Securities subsidiary, four employees of our CRE Opportunities group, two employees of our Principal Investing business segment, eight employees of our U.S. Asset Management business segment, five employees of our European Asset Management business segment, and 13 employees of our executive and support services group. We consider our employee relations to be good and believe that our compensation and employee benefits are competitive with those offered by other financial services firms that we compete with for personnel. None of our employees is subject to any collective bargaining agreements. Our core asset is our professionals, their intellectual capital, and their dedication to providing the highest quality services to our clients. Prior to joining us, members of our management team held positions with other leading financial services firms, accounting firms, law firms, investment firms, or other public companies. Lester R. Brafman, Daniel G. Cohen, and Joseph W. Pooler, Jr. are our executive operating officers, and biographical information relating to each of these officers is incorporated by reference in “Part III — Item 10 — Directors, Executive Officers and Corporate Governance” to the Company’s Proxy Statement, to be filed in connection with the Company’s 2026 Annual Meeting of Stockholders.

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

As of December 31, 2025, our regulated subsidiaries include: Cohen Securities, a U.S. registered broker-dealer regulated by FINRA and subject to oversight by the U.S. Securities and Exchange Commission (the “SEC”); CCFESA, a French company regulated by the French Prudential Supervision and Resolution Authority (Autorité de Contrôle Prudentiel et de Résolution, the “ACPR”); and CCFM and DCM, each of which is a registered investment adviser regulated by the SEC under the Investment Advisers Act. Since our inception, our businesses have been operated within a legal and regulatory framework that is constantly developing and changing, requiring us to be able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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

U.S. Regulation. As of December 31, 2025, Cohen Securities was registered as a broker-dealer with the SEC and was a member of and regulated by FINRA. Cohen Securities is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, relationships with customers (including the handling of cash and margin accounts), capital structure, capital requirements, record-keeping and reporting procedures, experience and training requirements for certain employees, and supervision of the conduct of affiliated persons, including Cohen Securities' directors, officers, and employees. FINRA has the power to expel, fine, and otherwise discipline member firms and their employees for violations of these rules and regulations. Cohen Securities is also registered as a broker-dealer in certain U.S. states, requiring it to comply with the laws, rules, and regulations of each state in which Cohen Securities is registered. Each state may revoke the registration to conduct a securities business in that state and may fine or otherwise discipline broker-dealers and their employees for failure to comply with such state’s laws, rules, and regulations.

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

We are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence, customer verification, and other compliance policies and procedures. These regulations require certain disclosures by, and restrict the activities of, broker-dealers, among others. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the Patriot Act, criminal penalties.

In July 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act has significantly restructured and intensified regulation in the financial services industry, with provisions that  have created a systemic risk oversight body (i.e., the Financial Stability Oversight Council), expanded the authority of existing regulators, increased regulation of and restrictions on OTC derivatives markets and transactions, broadened the reporting and regulation of executive compensation, expanded the standards for market participants in dealing with clients and customers, and provided for the regulation of fiduciary duties owed by municipal advisors or conduit borrowers of municipal securities. In addition, Section 619 of the Dodd-Frank Act (known as the “Volker Rule”) and section 716 of the Dodd-Frank Act (known as the “swaps push-out rule”) limit proprietary trading of certain securities and swaps by certain banking entities. Although we are not a banking entity and are not otherwise subject to these rules, some of our clients and many of our counterparties are banks or entities affiliated with banks and will be subject to these restrictions.  These sections of the Dodd-Frank Act and the regulations that are adopted to implement them could negatively affect the swaps and securities markets by reducing their depth and liquidity and thereby affect pricing in these markets.  To date, we have adapted successfully to the applicable legislative and regulatory requirements of Dodd-Frank Act.

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

Financial Resources. As part of the firm regulatory requirements under the ACPR it must maintain adequate financial resources as set out in the European Union Regulation (EU) 2019/2033, also known as the Investment Firms Regulation (IFR), and Directive (EU) 2019/2034, also known as the Investment Firms Directive (IFD). The IFR and the IFD apply to investment firms deemed sufficiently small and non-interconnected (so called “class 3” firms). Class 3 firms are subject to less stringent financial requirements; specifically, the capital requirement for a class 3 firm is equal to the higher of (1) €75,000 of permanent minimum capital requirement (PMR) or (2) a quarter of its fixed overhead measured on the basis of the previous year’s activity. CCFESA is classified as a class 3 firm and is subject to a base regulatory tangible capital requirement of €608.

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

Digital Operational Resilience of the Financial Sector (DORA). European Regulation 2022/2554 of December 14, 2022 on DORA came into force on January 17, 2025. The requirements of this regulation apply, with certain exceptions, to all entities in the financial sector and concern:

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

The AML package, a new body of regulations to combat money laundering and the financing of terrorism (AML/CFT), was published on June 19, 2024. It consists of one directive, the 6th Anti-Money Laundering Directive (hereafter “AMLD6”), and two regulations, one concerning the creation of the new European AML-FT authority - known by the acronym “AMLA” - and the other relating to the requirements that supervised entities must meet to protect the European Union's internal market against BC-FT risks. As part of the AMLA package, the 6th Anti-Money Laundering Directive aims to improve the organization of national AML/CFT systems by establishing clear rules for national authorities, notably in terms of cooperation between Financial Intelligence Units (FIUs) and national supervisors. The main contributions of this new directive entering into force in July 2027 concern the centralization and harmonization of information required for financial investigations, in particular bank account information and information on beneficial owners.

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

Risks Related to Our Business and Our Industry:

●	Difficult market conditions have adversely affected our business and may continue to do so.
●	Economic slowdown, market volatility, a recession and increasing interest rates may impair investments and operating results.
●	We may experience write downs of financial instruments and other losses due to the volatile and illiquid market conditions.
●	We have incurred losses for certain periods covered by this report and in the recent past and may incur losses in the future.
●	We have experienced intense competition in our Capital Markets segment, which has resulted in significant strain on our administrative, operational and financial resources. These difficulties may continue in the future.
●	Our gestation repo business serves a narrow market and is likely subject to highly volatile demand.
●	Our mortgage group’s revenue is highly dependent on the U.S. housing market, generally.
●	Our Capital Markets segment depends significantly on a limited group of customers.
●	Underwriting activities expose us to risk.
●	Failure to retain senior management and qualified personnel may result in our not being able to execute our business strategy.
●	Payment of severance could strain our cash flow.
●	If additional cash is not available, our business and financial performance will be significantly harmed.
●	Failure to obtain or maintain adequate capital and funding would adversely affect the growth and results of our operations.
●	The lack of liquidity in certain investments may adversely affect our business, financial condition and results of operations.
●	Our investments in the equity interests of SPACs and SPAC Sponsor Entities may expose us to increased risks and liabilities.
●	Our investments in SPAC Sponsor Entities are highly speculative, subject to total loss, and completely illiquid prior to business combination.
●	Our investments in post-business combination SPACs are carried at fair value but subject to sale restrictions which could result in significant losses to our business.
●	Our increasing involvement in digital-asset-related capital market transactions exposes us to significant market, regulatory, operational, and reputational risks.
●	Our failure to deal appropriately with actual, potential, or perceived conflicts of interest could damage our reputation and materially adversely affect our business.
●	Our strategic relationship with Cohen Circle, LLC ("Cohen Circle"), formerly Fintech Masala, LLC could result in conflicts of interest and termination of such relationship could result in losses to our businesses.
●	If we are unable to manage the risks of international operations effectively, our business could be adversely affected.
●	The securities settlement process exposes us to risks that may adversely affect our business.
●	We are exposed to the risk that third parties that are indebted to us will not perform their obligations.
●	We are exposed to various risks related to margin requirements under repurchase agreements and securities financing arrangements and are highly dependent on our clearing relationships.
●	We have market risk exposure from unmatched principal transactions entered into by our brokerage desks.
●	Pricing and other competitive pressures may impair the revenues and profitability of our brokerage business.
●	Increase in capital commitments in our trading business increases the potential for significant losses.
●	Our principal trading and investments expose us to risk of loss.
●	Our principal investments are subject to various risks and expose us to a significant risk of capital loss.
●	Historical returns of our funds and managed accounts may not be indicative of their future results.
●	There is increasing regulatory supervision of alternative asset management companies.
●	Asset management clients generally may redeem their investments, which could reduce our asset management fee revenues.
●	The investment management business is intensely competitive, which could have a material adverse impact on our business.
●

Poor performance of our investment funds’ and separately managed accounts’ investments could result in a decline in our asset management revenue and earnings and investors terminating our management agreements.

●	Any agreement to indemnify a SPAC against certain claims could negatively affect our financial results.
●	We may make future loans to SPACs which may not be repaid.
●	Our management may allocate some portion of their time to the business of the SPAC, which may create conflicts of interest.
●	If our risk management systems for our businesses are ineffective, we may be exposed to material unanticipated losses.
●	Failures in our information and communications systems could significantly disrupt our business.
●	We may not be able to keep pace with continuing changes in technology.
●	The development and use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition, and results of operations.
●	Failure to protect client data or prevent breaches of our information systems could expose us to liability/reputational damage.
●	We are largely dependent on Pershing LLC to provide clearing services and margin financing.
●	Our substantial level of indebtedness could adversely affect our financial health and ability to compete.
●	Changes in accounting interpretations or assumptions could adversely impact our financial statements.
●	Any change of our investment strategy, hedging strategy, asset allocation and operational policies may result in riskier investments and adversely affect the market value of our Common Stock.
●	Maintenance of our Investment Company Act exemption imposes limits on our operations.

●	The soundness of other financial institutions and intermediaries affects us.
●	We operate in a highly regulated industry and may face increasing restrictions on, and examination of, the conduct of our operations.
●	Substantial legal liability or significant regulatory action could materially affect our business.
●	Highly competitive markets could have a material effect on our business.
●	Employee misconduct or error could harm our business.
●	We receive financial instruments instead of cash as consideration for some of our services, which may be illiquid, and the price we ultimately realize may be materially lower than current fair value.
●	SFA transactions may obligate us to make payments on certain payments upon or subsequent to maturity which may adversely impact our liquidity.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock:

●	We could repurchase shares of our Common Stock at price levels considered excessive, the amount of our Common Stock we repurchase may decrease from historical levels, or we may not repurchase any additional shares of our Common Stock in the future.
●	We are dependent on distributions from the Operating LLC as a holding company.
●	Daniel G. Cohen’s significant ownership interests in the Operating LLC and other entities could create conflicts of interest.
●	As a “controlled company,” our other stockholders may lose certain corporate governance protections.
●	Future sales of our Common Stock in the public market could lower the price of our Common Stock and impair our ability to raise funds in future securities offerings.
●	Your percentage ownership in the Company may be diluted in the future.
●	Redemptions of our outstanding LLC Units may cause substantial dilution to our existing stockholders.
●	We may not fully realize our deferred tax asset.
●	The Maryland General Corporation Law and our charter and bylaws may prevent potentially beneficial takeover attempts.

Risks Related to General and Global Factors:

●	Climate change concerns and incidents could disrupt our business, adversely affect the profitability of certain of our investments, adversely affect customer activity levels, adversely affect the creditworthiness of our counterparties, and damage our reputation.
●	Cybersecurity incidents, data breaches, or operational failures could disrupt our business, compromise sensitive information, and adversely affect our financial condition and results of operations
●	If we fail to control our costs effectively, our business could be disrupted and adversely affected.
●	We may need to offer new investment strategies and products in order to continue to generate revenue.
●	We may enter into new lines of business which may result in additional risks and uncertainties in our business
●	Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.
●	Insurance may be inadequate to cover risks facing the Company.
●	We depend on third-party software licenses and the loss of key licenses could adversely affect our brokerage services.
●	Failure to maintain effective internal control over financial reporting and disclosure controls could harm our business.
●	The market price of our Common Stock may be volatile and may be affected by market conditions beyond our control.
●	Our Common Stock may be delisted, which may have a material adverse effect on the liquidity and our Common Stock value.

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

Global economic conditions and global financial markets remain vulnerable to the potential risks posed by certain events, which could include, among other things, level and volatility of interest rates, economic growth or its sustainability, unforeseen changes to gross domestic product, inflation, fluctuations or other changes in both debt and equity capital markets and currencies, political and financial uncertainty in the United States and the European Union, ongoing concern about Asia’s economies, global supply disruptions, complications involving terrorism and armed conflicts around the world (including the conflict between Russia and Ukraine), or other challenges to global trade or travel. More generally, because our business is closely correlated to the general economic outlook, a significant deterioration in that outlook or realization of certain events would likely have an immediate and significant negative impact on our business and overall results of operations.

Unfavorable market conditions may also lead to a reduction in revenues from our investment banking and new issue revenues, including from underwriting and placement activities.  Our CCM revenue, in the form of advisory services and underwriting, is directly related to general economic conditions and corresponding financial market activity. When the outlook for such economic conditions is uncertain or negative, financial market activity generally tends to decrease, which reduces our CCM revenues. Reduced expectations of U.S. economic growth or a decline in the global economic outlook could cause financial market activity to decrease and negatively affect our investment banking revenues.

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

Although the Company recorded net income of $40.1 and $8.2 million for the years ended December 31, 2025 and 2024, respectively we may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate our business.

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

We have experienced intense competition in our Capital Markets segment, which has resulted in significant strain on our administrative, operational and financial resources. These difficulties may continue in the future.

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

We operate a gestation repo program.  Gestation repo involves entering into repo and reverse repo transactions where the underlying collateral security represents a pool of newly issued mortgages.  Our reverse repo counterparties are mortgage originators.  This type of financing would only be of interest to mortgage originators.  Therefore, demand for gestation repo financing is narrow and volumes will therefore be more volatile.

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

As part of our CCM business, we sometimes act as an underwriter in public offerings and other distributions of securities or as a financial advisor in connection with a capital raise, or as placement agent undertaking certain additional liability in connection with registered direct securities offerings. If we act as an underwriter, we may incur losses and be subject to reputational harm to the extent that, for any reason, the underwriting syndicate in any given transaction is unable to sell the relevant securities at the anticipated price levels. Similarly, we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to assist a client in raising capital at anticipated price levels when we act as financial advisor.  As underwriters, we also are subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings which we underwrite. In such instances, any indemnification provisions in the applicable underwriting agreement may not be enforceable or available to us, or may not be sufficient to protect us against losses arising from such liability. Further, the associated litigation process can place operational strain on our business.

Our future growth will depend on, among other things, our ability to successfully identify, recruit, develop, and retain talent and will require us to commit additional resources, and if we do not retain our senior management and continue to attract and retain qualified personnel, we may not be able to execute our business strategy.

We have experienced significant growth in our Capital Markets segment over the past several years, which may be difficult to sustain at the same rate. Our business objectives are dependent, in part, on our ability to further grow our business to gain benefits related to scale. In addition, our business involves the delivery of professional services and is largely dependent on the talents and efforts of highly skilled individuals. Accordingly, our future growth will depend on, among other things, our ability to successfully identify and recruit individuals to join our Company. It typically takes time for these professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. If we are unable to recruit and develop such professionals, we will not be able to implement our growth strategy and gain benefits related to scale, and our financial results could be materially adversely affected.

Relatedly, the members of our senior management team have extensive experience in the financial services industry. Their reputations and relationships with investors, financing sources and members of the business community in our industry, among others, are critical elements in operating and expanding our business. As a result, the loss of the services of one or more members of our senior management team could impair our ability to execute our business strategies, which could hinder our ability to achieve and sustain profitability.  The Company has various employment arrangements with the members of its senior management team, but there can be no assurance that the terms of these employment arrangements will provide sufficient incentives for each of the members of the senior management team to continue employment with us.

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

Our primary sources of working capital and cash are expected to consist of:

•

revenue from operations, including net trading revenue, asset management revenue, investment banking and new issue revenue, interest income and dividends from our investment portfolio and potential monetization of principal investments;

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

During the period prior to the distribution of our interests in the SPAC sponsor entity, the Company includes its investment as a component of investment in equity method affiliates.  As of December 31, 2025, of the Company’s $6.7 million balance of investment in equity method affiliates, $0.9 million represents direct or indirect investments in SPAC sponsor entities.  These investments are subject to transfer restrictions (as described in greater detail below), are completely illiquid and could be worthless if the underlying sponsor entities liquidate without completing a business combination.

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

As of December 31, 2025, out of the $57.3 million reported as other investments, at fair value, $20.0 million represented placement units and warrants which are equity interests in SPACs that do not have redemption rights and therefore become worthless if the SPAC does not complete a business combination, $13.9 million in restricted shares of post-business combination SPACs that were subject to transfer restrictions and could not be sold and $2.7 million related to interest in SPVs and notes receivables, which have no ready market.  If these securities do not trade at the applicable per share price levels for the requisite periods of time and, in turn, the transfer restrictions thereon are never lifted, we could suffer significant losses and these securities could be rendered illiquid and even worthless, which could result in significant harm to our business and results of operations.

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

Our increasing involvement in digital-asset-related capital market

A growing portion of our investment banking and capital markets activities involves clients operating in the digital asset ecosystem, including companies engaged in blockchain‑based financial services, token‑linked business models, and other participants in the digital asset markets. We have also acted as an advisor, underwriter, or placement agent in transactions involving businesses with exposure to digital assets, including de‑SPAC PIPE transactions, M&A transactions, private placements, and initial public offerings. Digital asset markets are highly volatile, rapidly evolving, and subject to sudden and significant changes in value, liquidity, trading behavior, and investor sentiment. As a result, our involvement in these markets exposes us to a number of risks, including, but not limited to:

•	Extreme market volatility. Digital assets have experienced, and may continue to experience, abrupt and significant value fluctuations. Price swings may impair client demand for transactions, reduce transaction volumes, cause cancellations or delays in deals, and adversely affect valuations and compensation tied to financial instruments we receive as consideration in lieu of cash.
•	Regulatory uncertainty. Digital asset activities are subject to inconsistent, rapidly changing, and sometimes unforeseen regulatory developments in the United States and abroad. These developments may include new interpretations of securities laws, enforcement actions, restrictions on trading, changes in jurisdictional oversight, or new compliance obligations. Any such regulatory actions could negatively affect our clients, disrupt the markets in which they operate, impair our ability to complete transactions, or increase our compliance costs.
•	Counterparty and operational risk. Participants in the digital asset ecosystem may have limited operating histories, limited liquidity, or may rely on custodians, exchanges, or trading venues that themselves face financial, cybersecurity, or operational challenges. Failures, bankruptcies, or trading halts involving digital asset intermediaries could adversely impact our clients’ ability to complete transactions or satisfy obligations to us.
•	Reputational risk. The digital asset sector has experienced well‑publicized failures, fraud allegations, cybersecurity breaches, and other events that could negatively affect market perception of the sector as a whole. Our association with clients in this space—even when we perform appropriate diligence—may expose us to reputational harm that could affect our broader business.
•	Valuation risk. When we receive financial instruments, tokens, or equity in digital‑asset‑related companies as consideration for services, the fair value of those instruments may be volatile, illiquid, difficult to hedge, or subject to transfer restrictions. Subsequent valuation changes may result in earnings volatility regardless of our underlying operating performance
•	Concentration risk. To the extent our pipeline includes a significant number of transactions involving digital‑asset‑related clients or business models tied to token performance, deterioration in market conditions for digital assets could materially reduce transaction activity, fee generation, or investment returns.

If any of these risks materialize, our revenues, financial results, deal pipeline, ability to complete transactions, or reputation could be adversely affected. Because digital asset markets remain highly unpredictable, and because technological and regulatory developments may occur with little notice, we may be unable to anticipate or mitigate all of the risks associated with our activities in this sector.

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

In 2025, numerous elections were held globally. The outcomes of the elections are expected to result in changes in policy, which could also have adverse effects on us or the business environment in which we operate more generally. For example, the new U.S. presidential administration has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners.

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

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. As of December 31, 2025, we had $57.3 million in other investments, at fair value.

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

Our broker-dealer relies on Pershing LLC to provide clearing services, as well as other operational and support functions that cannot be provided for internally. In addition, currently all of our margin financing is obtained from Pershing LLC.  As of December 31, 2025, we had no margin payable, but we routinely borrowed on it throughout the year.   If our relationship with Pershing LLC is terminated, there can be no assurance that the functions and margin loan financing previously provided could be replaced on comparable economic terms.  An inability to access capital readily or on terms favorable to us could impair our ability to fund operations and could jeopardize our financial condition and results of operations.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete. In addition, our failure to satisfy the financial covenants in our debt agreements could result in a default and acceleration of repayment of the indebtedness thereunder.

Our balance sheet includes approximately $55.2 million par value of recourse indebtedness. Our indebtedness could have important consequences to our stockholders. For example, our indebtedness could:

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

Under the junior subordinated notes related to the Alesco Capital Trust, we are required to maintain a total debt to capitalization ratio of less than 0.95 to 1.0. Also, because the aggregate amount of our outstanding subordinated debt exceeds 25% of our net worth, we are unable to issue any further subordinated debt.  As of December 31, 2025, we have a substantial amount of debt with variable interest rates. We may experience material increases in our interest expense as a result of increases in general interest rate levels.  In addition, our indebtedness imposes restrictions that limit our discretion with regard to certain business matters, including our ability to engage in consolidations and mergers and our ability to transfer and lease certain of our properties. Such restrictions could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest.  Our ability to comply with these and any other provisions of such agreements will be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default, which could cause our indebtedness to become due and payable. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

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

We are a holding company that conducts our business primarily through the Operating LLC as a voting-controlled subsidiary. Whether or not we qualify under the 40% test is primarily based on whether the securities we hold in the Operating LLC are investment securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Such limitations could have a material adverse effect on our business and operations. As of December 31, 2025, we are in compliance with and meet the Section 3(a)(1)(C) exclusion.

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

As a member of the financial services industry, we face substantial litigation and regulatory risks and substantial legal liability or significant regulatory action could have material adverse financial effects or cause significant reputational harm, either of which could seriously harm our business.

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. Cohen Securities is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in Cohen Securities. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFESSA is regulated by the ACPR and must maintain certain minimum levels of capital.

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

As of December 31, 2025, Daniel G. Cohen, our Executive Chairman, individually and through an entity he wholly owns, Cohen Bros. Financial, LLC (“CBF”), owns 27,725,822 units of membership interests (including both unrestricted and restricted units), or 36.6% of the membership interests in the Operating LLC.  In addition, as of December 31, 2025 the DGC Trust owns 20,225,095 or 32.6%  units of the membership interests in the Operating LLC.  The DGC Trust was formed by Daniel G. Cohen.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the trust, he may be deemed to be a beneficial owner of all securities held by the DGC Trust as a result of his ability to acquire any of the DGC Trust’s assets, including any securities held by the DGC Trust (and, in turn, the sole voting and sole dispositive power with respect to such securities), by substituting other property of an equivalent value without the approval or consent of any person, including any trustee or beneficiary of the DGC Trust.

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

Additionally, as of December 31, 2025, Daniel G. Cohen owns 2.5% of our Common Stock.  Further, as of such date, Mr. Cohen may be deemed to be the beneficial owner of additional shares of our Common Stock representing 3.8%, which is owned by EBC 2013 Family Trust (“EBC”) as the result of Mr. Cohen’s position as trustee of the trust and as a result of the fact that Mr. Cohen has sole voting power with respect to all securities held by EBC.  As noted above, Daniel G. Cohen may control certain actions of the Company. As an owner of interests in the Operating LLC, Daniel G. Cohen may have interests that differ from the stockholders of the Company, including in circumstances in which there may be tax consequence to the members of the Operating LLC. Further, Daniel G. Cohen’s ownership interests in third party entities, including Cohen Circle, may result in his interests differing from the stockholders of the Company.  As a result of his ownership in both the Company, the Operating LLC and third party entities, including Cohen Circle, it is possible that Daniel G. Cohen as a shareholder of the Company could approve or reject actions based on his own interests as a stockholder that may or may not be in the best interests of the other the Company’s stockholders.

We are controlled by Daniel G. Cohen, whose interests in our business may be different than our other stockholders, and, as a “controlled company” within the meaning of the rules of NYSE American, our other stockholders will not have the same protections afforded to stockholders of companies that are subject to certain corporate governance requirements.

Mr. Cohen currently owns approximately 38.7% of the voting power of the Company as a result of his ownership of our outstanding Common Stock, Series E Preferred Stock and Series F Preferred Stock.

Further, the DGC Family Fintech Trust (the “DGC Trust”), a trust formed by Mr. Cohen, owns 9,880,268 shares of our Series F Preferred Stock.  Our Series F Preferred Stock votes together with the holders of our Common Stock on all matters, entitling the holders thereof to one vote for every ten shares of Series F Preferred Stock held.  Accordingly, the shares of Series F Preferred Stock held by the DGC Trust entitle the DGC Trust to 988,027 votes on matters presented to holders of our Common Stock.  Although Daniel G. Cohen is neither a trustee nor a named beneficiary of the DGC Trust and does not have any voting or dispositive control of securities held by the DGC Trust, pursuant to the terms of the DGC Trust, Mr. Cohen has the ability to acquire any of the DGC Trust’s assets, including the 9,880,268 units of the membership interests in the Operating LLC held by the DGC Trust (at any time and without the consent of the trustees or beneficiaries of the DGC Trust) by substituting such assets with other property of equivalent value.  Accordingly, Mr. Cohen, at any time, could become the owner of the membership interests in the Operating LLC currently held by the DGC Trust and, in turn, an additional 20.3% of the voting power of the Company.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards that have been, or may be, granted to our directors, officers, and employees. We have adopted equity compensation plans that provide for the grant of equity-based awards, including restricted stock, stock options and other equity-based awards to our directors, officers and other employees, advisors and consultants. At December 31, 2025, we had 380,008 shares of restricted stock outstanding to employees and directors of the Company and there were 818,002 shares available for future awards under our equity compensation plans. The Operating LLC also has issued 3,266,002 units that are restricted.  Vesting of restricted stock, Operating LLC units, and stock option grants is generally contingent upon performance conditions and/or service conditions. Vesting of those shares of restricted units and stock would dilute the ownership interest of existing stockholders. Equity awards will continue to be a source of compensation for employees and directors.

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

There are 62,050,775 units of membership interests in the Operating LLC issued and outstanding, of which 22,725,822 units of membership interests in the Operating LLC are beneficially owned by Daniel G. Cohen. and 20,225,095 LLC Units are held by the DGC Family Fintech Trust of which Daniel G. Cohen is a beneficial owner.  Subject to certain restrictions, pursuant to the Operating LLC Agreement, a holder of unrestricted units of membership interests in the Operating LLC may cause the Operating LLC to redeem such units at any time for, at the Company’s option, (A) cash or (B) one share of the Company’s Common Stock for every ten units of membership interests in the Operating LLC.  If the outstanding units of membership interests in the Operating LLC are redeemed by the Company for Common Stock, our existing stockholders could be significantly diluted and the price of our Common Stock may decline.  See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.

We may not be able to generate sufficient taxable income to fully realize our deferred tax asset, which would also have to be reduced if U.S. federal income tax rates are lowered.

As of December 31, 2025, we have recorded a deferred tax asset of $4.1 million.  If we are unable to generate sufficient taxable income prior to the expiration of our NOLs, the NOLs would expire unused. Our projections of future taxable income required to fully realize the recorded amount of the net deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase our deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, any decrease in the federal statutory tax rate, or other changes in federal tax statutes, could also cause a reduction in the economic benefit of the NOL currently available to us.

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

Cybersecurity incidents, data breaches, or operational failures could disrupt our business, compromise sensitive information, and adversely affect our financial condition and results of operations.

As discussed further at Item 1.C, we rely heavily on information technology systems, data networks, and third‑party service providers to conduct and support our operations. These systems and networks are critical to our ability to execute transactions, maintain records, safeguard client and employee information, manage risk, and operate our business. We and our third‑party vendors have been, and may continue to be, the target of attempted cybersecurity incidents, intrusions, ransomware attacks, phishing schemes, malware, and other forms of unauthorized access or attempts to disrupt systems or data. Cyber‑threat actors, including state‑sponsored organizations, criminal networks, and insiders, continue to increase the sophistication, frequency, and persistence of their attacks. As a result, no matter how well‑designed or implemented our controls are, we may be unable to anticipate, prevent, or mitigate all cybersecurity incidents.

A successful cyberattack or other cybersecurity event could result in the loss, theft, or unauthorized disclosure of confidential or proprietary information, including client data, employee information, transaction records, trade data, financial information, or other sensitive materials. Cybersecurity incidents could also lead to business interruptions, system outages, denial‑of‑service conditions, operational delays, failed transaction processing, corrupted data, financial reporting errors, or the inability to access critical systems. These events could cause us to incur significant remediation costs, including costs related to detecting the incident, recovering data, restoring systems, enhancing security controls, and engaging third‑party forensic experts.

We also rely on a number of third‑party vendors and service providers, including cloud‑based service providers, market‑data platforms, trading systems, communications networks, Software‑as‑a‑Service providers, and other technology partners. Cyberattacks or data breaches involving these third parties—many of whom maintain access to sensitive information or play critical operational roles—could have similar or greater impacts on us, even if our own systems are not directly compromised. We may have limited ability to control or influence the cybersecurity protections implemented by these parties.

Cybersecurity incidents may also expose us to regulatory scrutiny, investigations, or enforcement actions, particularly from financial services regulators that have increasingly focused on cybersecurity practices and incident reporting. We could face potential litigation, contractual liabilities to clients or counterparties, penalties, or other legal exposure. Additionally, cybersecurity incidents could result in reputational damage, loss of client confidence, negative publicity, or the loss of business opportunities.

Although we maintain cybersecurity policies, controls, and incident‑response procedures, and invest in security tools and personnel, these measures may not detect or prevent all threats, may be circumvented, and may need to be continually updated in response to evolving attack techniques. Any cybersecurity event could have a material adverse effect on our business, financial condition, results of operations, or reputation.

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

Our strategy of expanding into new lines of business, including in connection with emerging or frontier industries, exposes us to increased risks, uncertainties, and potential liabilities.

As part of our long‑term growth strategy, we regularly evaluate and pursue opportunities to develop new services and enter emerging sectors, particularly within our investment banking operations. These initiatives may involve industries, asset classes, or technologies with limited regulatory precedent, evolving competitive dynamics, or untested business models. Our expansion of business into such areas may not be successful and could increase our operational, financial, legal, and compliance risks.

New or emerging lines of business also often require significant investments in personnel, technology, infrastructure, and compliance capabilities. There is no assurance that we will achieve the expected returns on these investments, or that market demand will develop as anticipated. In many cases, emerging industries experience rapid shifts in customer preferences, consolidation, or failure of early‑stage participants, any of which could negatively impact our ability to generate sustainable revenues or achieve scale.

Entry into certain new sectors may subject us to unfamiliar regulatory regimes or require interpretation of regulatory frameworks that are evolving, inconsistently applied, or subject to sudden change, which may lead to increased litigation and regulatory risk. New business initiatives may create additional regulatory obligations or increase the complexity of our compliance environment. Failure to understand, implement, or comply with applicable regulatory requirements—particularly in areas where regulatory expectations remain unsettled—could result in enforcement actions, fines, sanctions, reputational harm, or restrictions on our ability to operate.

Additionally, expansion into new lines of business may divert management attention and resources from our core operations. If we are unable to effectively manage these initiatives, integrate new activities into our control and compliance framework, or maintain appropriate risk‑management practices, our business, financial condition, and results of operations could be adversely affected.

We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons.

Across business segments we depend to a large extent on our relationships with our clients and reputation for integrity and high caliber professional services to attract clients. Our ability to secure new engagements is substantially dependent on our reputation and the individual reputations of our financial professionals. Any factor that diminishes our reputation or that of our financial professionals, including not meeting client expectations or actual or alleged misconduct by our financial professionals, including misuse of confidential information or mishandling actual or perceived conflicts, could make it substantially more difficult for us to attract new engagements and clients or retain existing clients. As a result, if a client is not satisfied with our services, it may be more damaging in our field of business than in other business fields.

In addition, we may face reputational damage from, among other things, litigation against us, actual or perceived conflicts of interest, our failure to protect confidential information and/or breaches of our cybersecurity protections or other inappropriate disclosure of confidential information, including inadvertent disclosures.

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

If our internal controls over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Because we are a smaller reporting company, we are not required to obtain, nor have we voluntarily obtained, an auditor attestation regarding the effectiveness of our controls as of December 31, 2025. Therefore, as of December 31, 2025, we have only performed management’s assessment of the effectiveness of our internal controls and management has determined that our internal controls are effective as of December 31, 2025. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

The Company has established cybersecurity and information security awareness training programs. Formal training on topics relating to the Company’s cybersecurity, data privacy, and information security policies and procedures is mandatory at least annually for all employees. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors, or safety issues. Based on role and location, some employees receive additional in-depth training to provide more comprehensive knowledge on potential risks related to their individual job responsibilities. Training is supplemented through regular Company communications with frequent updates to educate on the latest adversary trends and social engineering techniques. We rely on outsourced cybersecurity consultants to provide certified expertise and recognized credentials in the field of cybersecurity.

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

ITEM 2.  PROPERTIES.

The following table lists our current leases as of December 31, 2025.

City	Description	Square Feet	Expiration Date	Status (1)
New York, NY	3 Columbus Circle- 24th Floor	31,614	7/31/2035	Partially Occupied / Partially Subleased
Philadelphia, PA	2929 Arch Street - 17th Floor	9,501	11/30/2029	Partially Occupied / Partially Subleased
Boca Raton, FL	1800 N. Military Trail - Suite 450	3,776	3/31/2032	Occupied
Paris, France	17 avenue de l'Opera	1,830	5/31/2030	Occupied
Menlo Park, CA	855 Oak Grove Avenue - Suite 203	3,369	8/1/2028	Occupied
Memphis, TN	6075 Poplar Avenue - Suite 125	2,697	1/31/2033	Occupied
Houston, TX	808 Travis St	1,000	Month-to-month	Occupied

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

Not applicable.

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Our Common Stock and Dividends

Our Common Stock trades under the symbol "COHN" on the NYSE American Stock Exchange. The closing price of our Common Stock was $14.49 on February 27, 2026. We had 2,448,559 shares of Common Stock outstanding held by 67 holders of record as of February 27, 2026.

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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a cash dividend of $0.25 regularly since then.  In addition to our routine quarterly distribution, on March 8, 2022 and December 22, 2025, our board of directors declared a special dividends of $0.75 per share and $2.00 per share, respectively.   Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1, 2025 - October 31, 2025	-	$-	-
November 1, 2025 - November 30, 2025	-	$-	-
December 1, 2025 - December 31, 2025	-	$-	-
Total	-		-

Equity Compensation Plans

Information on certain of our equity compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2026 Annual Meeting of Stockholders under the headings “Cash and Equity Plan Compensation” and “Equity Compensation Plan Information” is incorporated herein by reference.

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

•

Capital Markets:  Our Capital Markets business segment consists primarily of sales, trading, underwriting, gestation repo financing, new issue placements in corporate and securitized products, and advisory services.  Our sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, SPAC equity, preferred equity, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments. We operate our capital markets activities primarily through our subsidiaries: Cohen Securities in the United States and CCFESA in Europe. CCM, our boutique investment bank, is a division of Cohen Securities. Our Capital Markets business segment also includes unrealized and realized gains and losses on its other investments, at fair value and other investments sold, not yet purchased, at fair value that were acquired as part of our CCM business.

•

Asset Management: Our Asset Management business segment manages assets within investment funds, managed accounts, joint ventures, and collateralized debt obligations ("CDOs") (collectively referred to as “Investment Vehicles”). Our Asset Management business segment includes our fee-based asset management operations, which include ongoing base and incentive management fees.

•

Principal Investing: Our Principal Investing business segment is comprised of investments that we have made for the purpose of earning an investment return rather than investments made to support our trading and other Capital Markets business segment activities. These investments are included in other investments, at fair value; other investments sold, not yet purchased; and investments in equity method affiliates in our consolidated balance sheets.

We generate our revenue by business segment primarily through the following activities.

Capital Markets

•	Investment banking and new issue revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, (c) underwriting, (d) new issue revenue associated with arranging and placing the issuance of newly created financial instruments, and (e) any investment returns on financial instruments that we have acquired or received as consideration for services provided by CCM.
•

Trading activities of the Company, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as investments-trading; and

•	Revenue earned on the Company’s gestation repo financing program.

Asset Management

•

Asset management fees for our on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle, and incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing

•

Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments, sold not yet purchased, which were not acquired as part of the CCM business; and

•	Income and loss earned on equity method investments.

Business Environment

Our business in general and our Capital Markets business segment in particular do not produce predictable earnings.  Our results can vary dramatically from year-to-year and quarter-to-quarter.  Our business is materially affected by economic conditions in the financial markets, political conditions, broad trends in business and finance, the housing and mortgage markets, changes in volume and price levels of securities transactions, and changes in interest rates, including overnight funding rates, all of which can affect our profitability and are unpredictable and beyond our control. These factors may affect the financial decisions made by investors and companies, including their level of participation in the financial markets and their willingness to participate in corporate transactions. Severe market fluctuations or weak economic conditions could reduce our trading volume and revenues, negatively affect our ability to generate investment banking and new issue revenue, and adversely affect our profitability.

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

We try to address these challenges by (i) focusing our business on clients and asset classes that are underserved by the large firms, (ii) continuing to monitor our fixed costs to enhance operating leverage and limit our losses during periods of low volumes, and (iii) attempting to hire and retain entrepreneurial and effective traders, investment bankers, and salespeople. Our business environment is rapidly changing.  New risks and uncertainties emerge continuously and it is not possible for us to predict all the risks we will face.  New risks and uncertainties may negatively impact our operating performance.

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

A portion of our revenue is generated from investment banking and new issue engagements. The fees charged and volume of these engagements are sensitive to the overall business environment.  We provide origination services in Europe through our subsidiary CCFESA, and investment banking and new issue services in the U.S. through our subsidiary Cohen Securities. A division of Cohen Securities, CCM is our full-service boutique investment bank providing capital markets and SPAC advisory services to corporations, financial sponsors, investors, and institutions. In some cases, CCM will receive financial instruments in lieu of cash for its investment banking and new issue engagements.  In these cases, we record revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the investment banking and new issue revenue will be recorded as an adjustment to investment banking and new issue revenue in our consolidated statement of operations.  Currently, our primary source of investment banking and new issue revenue is from investment banking and advisory services through CCM, as well as originating assets for our U.S. and European insurance asset management business including our U.S. Insurance JV and for our CREO JV.

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

The SPAC Market

In 2018, we began sponsoring a series of SPACs.  In addition, we invest in other SPACs at various stages of their business life cycle.  Beginning in 2019, these SPAC activities have become a significant portion of our Principal Investing business segment. In August 2018, we invested in and became the general partner of a newly formed investment fund (the “SPAC Fund”), which was created for the purpose of investing in the equity interests of SPACs and SPAC sponsor entities including SPACs sponsored by us, our affiliates, and third parties.  Effective April 1, 2023, all of the investors in the SPAC Fund, other than the general partner of the SPAC Fund ("Vellar GP"), redeemed all of their interests in the SPAC Fund.  In 2025, we sold our remaining interest in Vellar GP.

As a complement to the SPAC Fund, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issued a separate series of interest for each investment portfolio, which typically consisted of investments in the sponsor entities of individual SPACs. We are not issuing any new SPAC Series Funds, and this business is winding down. Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stock of SPACs that successfully complete a business combination underperform the market.  If volumes of SPAC activity decline, our results of operations will likely be significantly negatively impacted.

We are exposed to public equity prices of SPACs and post-business combination SPACs through our other investments, at fair value, investments in equity method affiliates, and other investments sold, not yet purchased. As a result, we recorded significant principal transaction losses and equity method losses in certain SPAC related investments. Continued declines in the equity prices of these companies will result in further losses for us.

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

Our response to this margin compression has included: (i) building a diversified trading platform, (ii) acquiring or building out new product lines and expanding existing product lines, (iii) building a hedging execution and funding operation to service mortgage originators, (iv) building out CCM, and (v) monitoring our fixed costs. Our cost management initiatives are ongoing. However, there can be no certainty that these efforts will be sufficient. If insufficient, we will likely see a decline in profitability.

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

Volatile Interest Rates, Dollar Weakness, and Inflation

The U.S. macroeconomic environment during the period was characterized by persistent interest rate volatility, continued inflationary pressure, and periods of U.S. dollar weakness. These conditions influenced investor sentiment, trading volumes, and pricing dynamics across fixed income markets, which in turn affected our operating results.  Interest rate volatility remained elevated as market participants reacted to changes in monetary policy expectations, shifts in economic growth indicators, and evolving inflation data. Heightened rate movements contributed to fluctuating levels of liquidity and spread dispersion across the fixed income securities in which we transact. While volatility can create trading opportunities for our business, it can also reduce market depth and widen bid‑ask spreads, which may increase transaction costs and adversely impact our ability to efficiently manage positions.  Our performance is significantly influenced by the pace of U.S. mortgage activity. Mortgage origination volumes, refinancing activity, and overall housing market conditions all affect the supply, prepayment behavior, and relative value of mortgage‑related securities. Periods of rising interest rates or increased rate uncertainty tend to slow mortgage activity, which can reduce trading flows and dampen client demand for certain mortgage‑backed products. Conversely, periods of declining rates or stabilizing rate expectations generally support higher mortgage activity and improved trading conditions in these markets.

Although the U.S. dollar experienced periods of weakness against major currencies during the year, we have limited direct exposure to foreign currency fluctuations. As a result, dollar movements had a minimal impact on our financial results. However, broad macroeconomic trends associated with currency movements—such as changes in global capital flows or investor risk appetite—can indirectly affect liquidity and pricing in U.S. fixed income markets.

Inflation remained above historical norms for much of the period, influencing Federal Reserve policy actions and contributing to the overall rate environment. Elevated inflation increased uncertainty around the trajectory of short‑ and long‑term interest rates, reinforcing the volatility observed across fixed income markets. These conditions required ongoing adjustments to our risk management strategies, including reassessment of interest rate hedges, duration exposure, and balance sheet positioning.  Overall, the combination of volatile interest rates, dollar weakness, and persistent inflation shaped the trading environment for our business. While these factors created both challenges and opportunities, we continued to monitor macroeconomic developments closely and adapt our trading, risk management, and liquidity strategies in response to evolving market conditions.

Recent Events and Transactions

Columbus Circle SPAC

On May 19, 2025, Columbus Circle Capital Corp I (the "Columbus Circle SPAC"), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 25,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option.

On June 23, 2025, the Columbus Circle SPAC entered into a definitive business combination agreement with ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), ProCap Financial, Inc., a Delaware corporation (“ProCap Financial”), Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc., d/b/a Professional Capital Management, a Delaware corporation (the "Business Combination Agreement"). Pursuant to the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Columbus Circle SPAC and ProCap BTC would merge into SPAC Merger Sub and Company Merger Sub, respectively, and become wholly-owned subsidiaries of ProCap Financial, and ProCap Financial would become a publicly traded company. Proceeds from the Business Combination, if any, after satisfaction of redemption payments to the Columbus Circle SPAC’s public shareholders and transaction expenses, were expected to be used by ProCap Financial to purchase bitcoin, in connection with ProCap Financial’s business plans and strategies.

On December 5, 2025, the transactions contemplated by the Business Combination were consummated (the “Closing”). Upon the Closing, Columbus Circle SPAC and ProCap BTC merged into SPAC Merger Sub and Company Merger Sub, respectively, and became wholly-owned subsidiaries of ProCap Financial.  ProCap Financial became the go-forward company following the Closing. ProCap Financials’ common stock and warrants commenced trading on the Nasdaq Global Market on December 8, 2025 under the symbols “BRR” and “BRRWW,” respectively.

From May 19, 2025 until December 5, 2025, we consolidated the sponsor of the Columbus Circle SPAC, which treated its investment in the Columbus Circle SPAC under the equity method of accounting.  The sponsor distributed all of its assets and ceased operations in December 2025.  The following table shows the impact that the consolidation of the Columbus Circle SPAC sponsor had on our statement of operations during 2025.

2025
Revenues
Principal transactions and other income	$32,240
Total revenue	32,240

Operating expenses
Compensation and benefits	15,671
Total operating expenses	15,671

Operating income / (loss)	16,569

Non-operating income / (expense)

Income / (loss) from equity method affiliates	(2,675)
Income / (loss) before income taxes	13,894
Income tax expense / (benefit)	-
Net income / (loss)	13,894
Less: Net income (loss) attributable to the non-convertible non-controlling interest	5,854
Enterprise net income (loss)	8,040
Less: Net income (loss) attributable to the convertible non-controlling interest	-
Net income / (loss) attributable to Cohen & Company Inc.	$8,040

The compensation incurred above represented share-based compensation recognized upon completion of the Business Combination.  See note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the discussion of our accounting policy related to equity compensation for SPACs we sponsor.

As of December 31, 2025, we held 2,151,666 shares of BRR that were allocated to us by the sponsor of the Columbus Circle SPAC, which were carried at a value of $7,595 included as a component of other investments, at fair value in our consolidated balance sheet.  The BRR shares are subject to certain transfer restrictions, which restrictions will lapse and the BRR shares will no longer be subject to these transfer restrictions upon the earliest to occur of the following: (i) the second anniversary of the Closing, (ii) if the closing price of ProCap Financials’ common stock equals or exceeds $10.21 per share (subject to customary adjustments) for any 20 trading days within any consecutive 30-trading day period, and (iii) if the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period equals or exceeds $140 during any five-day period. Any further change in value of these shares until final liquidation will be recorded as principal transactions gain or loss in our consolidated statement of operations.  The Company recorded a loss of ($452) on the shares of BRR from the date the Sponsor distributed the shares through December 31, 2025.

In addition, we served as underwriter and advisor to the Columbus Circle SPAC.  See note 31 to our consolidated financial statements included in this Annual Report on Form 10-K.  As partial consideration for these services, we received 392,000 shares of BRR and 196,000 warrants.  The shares and warrants are carried at a value of $1,521 and included as a component of other investments, at fair value in our consolidated balance sheet.

Sale of Management Contracts

On March 13, 2025, we entered into a Master Transaction Agreement (the “MTA”) with an affiliate of Hildene Capital Management, LLC (“Hildene”), an SEC-registered investment adviser based in Stamford, Connecticut.  Hildene has been investing in CDOs backed by trust preferred securities ("TruPS") since the 2007-08 financial crisis and has extensive experience with monitoring banks and insurance companies.  Pursuant to the MTA, the Company agreed to sell, assign, transfer, and convey to Hildene all of its rights and obligations in and under the Collateral Management Agreements and Collateral Administration Agreements (each a “CDO Agreement” and together, the “CDO Agreements”) for (i) Alesco Preferred Funding III, Ltd., (ii) Alesco Preferred Funding IV, Ltd., (iii) Alesco Preferred Funding V, Ltd., (iv) Alesco Preferred Funding VI, Ltd., and (v) Alesco Preferred Funding VIII, Ltd. (each an “Issuer,” and, collectively, the “Issuers”) and all books and records with respect to each Issuer (collectively with the CDO Agreements, the “Assigned Assets”).  The MTA contemplated multiple closings following the date of the MTA (each an “MTA Closing”), with each MTA Closing to occur following the satisfaction of the conditions to MTA Closing for the assignment of each CDO Agreement pursuant to the MTA.  The most significant condition outside of the Company's and Hildene's control was consent of the preferred security holders of each CDO.  During the year ended December 31, 2025, we received all required consents with respect to the MTA Closing, and all of the MTA Closings were consummated.  No further MTA Closings will occur.  We recorded a gain of $2,734, which represented the sale price of $3,500 less offsets of $766, which represented management fees received by us subsequent to March 1, 2025.

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

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024.

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2025	2024	$ Change	% Change
Revenues
Investment banking and new issue	$187,608	$40,778	$146,830	360%
Net trading	47,347	36,409	10,938	30%
Asset management	8,817	9,009	(192)	(2)%
Principal transactions and other income	31,792	(6,598)	38,390	582%
Total revenues	275,564	79,598	195,966	246%

Operating expenses
Compensation and benefits	177,518	56,388	(121,130)	(215)%
Business development, occupancy, equipment	7,897	6,617	(1,280)	(19)%
Subscriptions, clearing, and execution	15,927	9,639	(6,288)	(65)%
Professional fee and other operating	14,091	14,421	330	2%
Depreciation and amortization	724	556	(168)	(30)%
Total operating expenses	216,157	87,621	(128,536)	(147)%

Operating income / (loss)	59,407	(8,023)	67,430	840%

Non-operating income / (expense)

Interest expense, net	(5,876)	(5,821)	(55)	(1)%
Gain on sale of management contracts	2,734	-	2,734	NM
Income / (loss) from equity method affiliates	(16,763)	21,704	(38,467)	(177)%
Income / (loss) before income taxes	39,502	7,860	31,642	403%
Income tax expense / (benefit)	(632)	(329)	303	92%
Net income / (loss)	40,134	8,189	31,945	390%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(1,913)	8,675	10,588	122%
Enterprise net income (loss)	42,047	(486)	42,533	8752%
Less: Net income (loss) attributable to the convertible non-controlling interest	27,616	(357)	(27,973)	(7836)%
Net income / (loss) attributable to Cohen & Company Inc.	$14,431	$(129)	$14,560	11287%

Revenues

Revenues increased by $195,966, or 246%, to $275,564 for the year ended December 31, 2025, as compared to $79,598 for the year ended December 31, 2024. As discussed in more detail below, the change was comprised of (i) an increase of $146,830 in investment banking and new issue revenue; (ii)  an increase of $10,938 in net trading revenue; (iii) a decrease of $192 in asset management revenue; and (iv) an increase of $38,390 in principal transactions and other income.

Investment Banking and New Issue

Investment banking and new issue revenue increased by $146,830, or 360%, to $187,608 for the year ended December 31, 2025, as compared to $40,778 for the year ended December 31, 2024.

	Year Ended December 31, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$46,995	$14,633	$61,628
CCM - Advisory and other new issue	90,258	217,765	308,023
Other - Origination	3,916	-	3,916
Total	$141,169	$232,398	$373,567
Gains / (losses) on CCM financial instruments received as non-cash consideration			(185,959)
Investment banking and new issue			$187,608

	Year Ended December 31, 2024
	Cash	Non-Cash	Net
CCM - Underwriting	$4,733	$1,423	$6,156
CCM - Advisory and other new issue	32,495	22,915	55,410
Other - Origination	1,856	-	1,856
Total	$39,084	$24,338	$63,422
Gains / (losses) on CCM financial instruments received as non-cash consideration			(22,644)
Investment banking and new issue			$40,778

	Change
	Cash	Non-Cash	Total
CCM - Underwriting	$42,262	$13,210	$55,472
CCM - Advisory and other new issue	57,763	194,850	252,613
Other - Origination	2,060	-	2,060
Total	$102,085	$208,060	$310,145
Gains / (losses) on CCM financial instruments received as non-cash consideration			(163,315)
Investment banking and new issue			$146,830

During the year ended December 31, 2025, we began classifying principal transactions income/loss related to CCM activities from principal transaction to investment banking and new issue. Specifically, $22,644 and $4,312 of revenue previously reported on the consolidated statement of operations in principal transaction revenue has been reclassified as investment banking and new issue revenue for the periods ending December 31, 2024, and 2023, respectively. These reclassifications had no effect on previously reported net income.

Our revenue earned from investment banking and new issue has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.  In addition, we often incur certain costs related to investment banking and new issue engagements.  For underwritings, any costs incurred are included as a component of subscriptions, clearing, and execution.  For advisory and other new issue some expenses may be recorded in professional fees and other. Finally, the change in value of our financial instruments received as consideration will also impact revenue recognized and can be volatile.  All investment banking and new issue revenue is included in our Capital Markets segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

CCM is our full-service boutique investment bank providing capital markets and SPAC advisory services to corporations, financial sponsors, investors, and institutions.  In addition, we generate investment banking and new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its investment banking and new issue engagements.  In these cases, we record revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the investment banking and new issue revenue will be recorded as an adjustment to investment banking and new issue revenue in our consolidated statement of operations. Further, the financial instruments we receive in these cases are often (i) common stock investments that are restricted for resale for some period of time, (ii) convertible or non-convertible notes receivable that are not publicly traded, (iii) equity investments in special purpose entities that are not publicly traded, or (iv) unrestricted common stock investments in public companies with low trading volumes.  As a result, it may take us a significant period of time to liquidate these financial instruments.

Net Trading

Net trading revenue increased by $10,938, or 30%, to $47,347 for the year ended December 31, 2025, as compared to $36,409 for the year ended December 31, 2024.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	Change
Mortgage	$4,322	$5,207	$(885)
Gestation repo	19,213	15,152	4,061
High yield corporate	2,177	3,318	(1,141)
Agencies	3,318	2,519	799
MBS	760	15	745
SPAC equity	4,351	-	4,351
CMOs	2,659	1,426	1,233
SBAs	2,401	(45)	2,446
Structured notes	3,709	2,617	1,092
Other	4,437	6,200	(1,763)
Total	$47,347	$36,409	$10,938

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

ASSETS UNDER MANAGEMENT
(Dollars in Thousands)

	As of December 31,
	2025	2024	2023
Pride, managed accounts, and other	$994,170	$1,359,310	$900,263
US Insurance JV	144,127	154,001	165,969
CREO JV	192,941	263,308	296,246
Company-sponsored CDOs	101,480	965,887	995,191
Assets under management (1)	$1,432,718	$2,742,506	$2,357,669

(1)

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

Asset management fees decreased by $192, or 2%, to $8,817 for the year ended December 31, 2025, as compared to $9,009 for the year ended December 31, 2024.  The decrease is primarily due to the sale of our legacy Alesco CDO agreements, which closed during 2025. During the twelve months ended December 2025 and 2024, we earned a total of $737 and $1,313 in revenue from these contracts, respectively.  This was partially offset by an increase in revenue generated by the Pride Funds due to higher AUM and deferred performance fees related to the PriDe Funds.   All asset management revenue is included in our asset management segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

Principal Transactions and Other Income

Principal transactions and other income increased by $38,390 to $31,792 for the year ended December 31, 2025, as compared to ($6,598) for the year ended December 31, 2024.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	Change
Interests in public companies:
ProCap Financial, Inc. (NASDAQ:BRR)	$31,788	$-	$31,788
Brand Engagement Network, Inc. (NASDAQ: BNAI)	(144)	(773)	629
Critical Metals Corp. (NASDAQ: CRML)	(1,843)	(1,392)	(451)
Fold Holdings, Inc. (NASDAQ: FLD)	(678)	-	(678)
Marblegate Capital Corporation (OTC:MGTE)	874	-
Holdco Nuvo Group D.G Ltd. (OTC: NUVOQ)	-	(2,198)	2,198
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	1	(863)	864
Payoneer Global Inc. (NASDAQ: PAYO)	(1,297)	1,406	(2,703)
Rezolve AI PLC (NASDAQ: RZLV)	271	(1,386)	1,657
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	-	(401)	401
Zoomcar Holdings, Inc. (OTC: ZCAR)	-	(7,097)	7,097
CREO JV	(342)	617	(959)
U.S. Insurance JV	237	(17)	254
SFAs	1,404	1,476	(72)
Other	73	388	(315)
Total principal transactions	30,344	(10,240)	40,584

IIFC revenue share	1,867	2,557	(690)
Vellar GP	(836)	-
All other income	417	1,085	(668)
Other income	1,448	3,642	(2,194)

Total principal transactions and other income	$31,792	$(6,598)	$38,390

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

We have also engaged in several transactions known as “share forward arrangements” (“SFAs”).. In a typical SFA transaction, we acquire an interest in a publicly traded company and enter into an offsetting derivative with the same company.  Both the interest in the public company and the offsetting derivative are carried at fair value.  The amount shown in the table above represents the net change in fair value recorded during the periods presented.  The interests we hold in SFA Counterparties are included as a component of other investments, at fair value.  The derivatives are included as a component of other investments sold, not yet purchased, at fair value.  See note 8 to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding our SFAs.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $10,042. Other income is recorded in all three of our segments.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K.

Operating Expenses

Operating expenses increased by $128,536, or 147%, to $216,157 for the year ended December 31, 2025, as compared to $87,621 for the year ended December 31, 2024. As discussed in more detail below, the change was comprised of (i) an increase of $121,130 in compensation and benefits; (ii) an increase of $1,280 in business development, occupancy, and equipment; (iii) an increase of $6,288 in subscriptions, clearing, and execution; (iv) a decrease of $330 in professional fee and other operating; and (v) an increase of $168 in depreciation and amortization.

Compensation and Benefits

Compensation and benefits increased by $121,130, or 215%, to $177,518 for the year ended December 31, 2025, as compared to $56,388 for the year ended December 31, 2024.

COMPENSATION AND BENEFITS
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	Change
Cash compensation and benefits	$157,305	$51,720	$105,585
Equity-based compensation - Columbus Circle SPAC	15,671	-	15,671
Equity-based compensation - Cohen & Company	4,542	4,668	(126)
Total	$177,518	$56,388	$121,130

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits increased by $105,585 to $157,305 for the year ended December 31, 2025, as compared to $51,720 for the year ended December 31, 2024.  Our headcount increased to 126 as of December 31, 2025 from 113 as of December 31, 2024.  Cash compensation increased primarily due to an increase in incentive compensation related to the increase in investment banking and new issue revenue, as well as the year over year overall improvement in operating performance.

Included in the 2025 equity-based compensation was $15,761 recognized at the completion of the business combination between ProCap Financial and Columbus Circle SPAC representing founder shares in Columbus Circle SPAC allocable to our employees.  This was a one-time expense, and we should incur no further expense related to equity instruments of the Columbus Circle SPAC.  The compensation incurred above represented share-based compensation recognized upon completion of the business combination.  See note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the discussion of our accounting policy related to equity compensation for SPACs we sponsor. Equity-based compensation related to Cohen & Company shares was relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,280, or 19%, to $7,897 for the year ended December 31, 2025, as compared to $6,617 for the year ended December 31, 2024. This increase was comprised of an increase in business development of $1,271 and an increase in other occupancy of $9.  Increased business development expenditures were related to our increased investment banking and new issue activities.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $6,288, or 65%, to $15,927 for the year ended December 31, 2025, as compared to $9,639 for the year ended December 31, 2024.  The increase was comprised of an increase in subscriptions and dues of $669 and an increase in clearing and execution of $5,619.  The increase in clearing and execution was mainly due to the increase in costs incurred on the higher volume on investment banking and new issue engagements including firm underwritings.

Professional Fee and Other Operating Expenses

Professional fee and other operating expenses decreased by $330, or 2%, to $14,091 for the year ended December 31, 2025, as compared to $14,421 for the year ended December 31, 2024.  The decrease was the result of a decrease in other operating expense of $806, partially offset by an increase in professional fees of $476.

Depreciation and Amortization

Depreciation and amortization increased by $168, or 30%, to $724 for the year ended December 31, 2025, as compared to $556 for the year ended December 31, 2024.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net increased by $55 to $5,876 for the year ended December 31, 2025, as compared to $5,821 for the year ended December 31, 2024.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	Change
Junior subordinated notes	$4,748	$4,695	$53
2020/2024 Notes	1,002	740	262
Byline Credit Facility	126	76	50
Redeemable Financial Instrument - JKD Capital Partners I LTD	-	310	(310)
	$5,876	$5,821	$55

See notes 19 and 20 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our redeemable financial instruments and debt.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $38,467 to ($16,763) for the year ended December 31, 2025, as compared to $21,704 for the year ended December 31, 2024.  See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2025	2024	Change
Dutch Real Estate Entities	$634	$(759)	$1,393
Columbus Circle SPAC	(3,467)	-	(3,467)
SPAC Sponsor Entities	(13,930)	22,463	(36,393)
	$(16,763)	$21,704	$(38,467)

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

	Year Ended December 31,
	2025	2024	Change
African Agriculture Holdings Inc. (OTC: AAGR)	$-	$(2,362)	$2,362
Brand Engagement Network, Inc. (NASDAQ: BNAI)	-	2,059	(2,059)
Critical Metals Corp. (NASDAQ: CRML)	(367)	4,785	(5,152)
Next.e.GO N.V. (OTC: EGOXF)	-	(279)	279
Fold Holdings, Inc. (NASDAQ: FLD)	1,409	(128)	1,537
Murano Global Investments Plc (NASDAQ: MRNO)	(14,980)	15,914	(30,894)
Holdco Nuvo Group D.G Ltd. (OTC: NUVOQ)	-	2,198	(2,198)
Rezolve AI PLC (NASDAQ: RZLV)	(109)	3,468	(3,577)
Tevogen Bio Holdings, Inc. (NASDAQ: TVGN)	-	786	(786)
Zoomcar Holdings, Inc. (OTC: ZCAR)	(138)	(2,516)	2,378
Other	255	(1,462)	1,717
	$(13,930)	$22,463	$(36,393)

See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Expense / (Benefit)

Income tax expense / (benefit) was ($632) for the year ended December 31, 2025, as compared to ($329) for the year ended December 31, 2024.

	For the Year Ended December 31,
	2025	2024	Change
Current income tax expense / (benefit)
Federal income tax expense / (benefit)	$-	$-	$-
Foreign income tax expense / (benefit)	369	118	(251)
State and local income tax expense / (benefit)	868	230	(638)
	1,237	348	(889)
Deferred income tax expense / (benefit)
Federal income tax expense / (benefit)	(3,228)	(1)	3,227
Foreign income tax expense / (benefit)	-	-	-
State and local income tax expense / (benefit)	1,359	(676)	(2,035)
	(1,869)	(677)	1,192

	$(632)	$(329)	$303

We have significant carryforward tax assets.  As of December 31, 2025, the Company had a federal net operating loss (“NOL”) of approximately $72,735, which will be available to offset future taxable income, subject to limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $59,382 as of December 31, 2025, which can be carried forward to offset future capital gains.  If not used, this carryforward will begin to expire in 2026.  ASC 740 requires that we record a valuation allowance against these assets so that the net asset recognized is, in management's judgment, more likely than not to be realized.

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including profitability of our business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction in which the income will be generated.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  In 2025, we recorded a reduction in the valuation allowance we had applied against our NOL assets because of our improved operating performance and future prospects.  This resulted in a deferred tax benefit being recorded in 2025.  Due to the magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments may likewise result in material amounts of deferred tax benefit or expense going forward.

Net Income/ (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the years ended December 31, 2025 and 2024 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us for the relevant periods.  These interests are not convertible into Common Stock.

	Year Ended December 31,
	2025	2024	Change
Vellar GP	$864	$634	$230
Columbus Circle SPAC	5,853	-	5,853
Other SPAC related	(8,630)	8,041	(16,671)
	$(1,913)	$8,675	$(10,588)

On February 25, 2025, the Operating LLC sold its 33.4% interest in the Vellar GP pursuant to the Vellar Purchase Agreement, and no longer consolidates Vellar GP.  See notes 4, 10, and 21 to our consolidated financials included in this Annual Report on Form 10-K.  Other SPAC related is mainly comprised of an entity that we consolidated but do not wholly own that invests in other SPAC sponsor entities.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the years ended December 31, 2025 and 2024 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us for the relevant periods.

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2025

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$40,150	$(648)	$39,502	$-	$39,502
Income tax expense / (benefit)	2,197	-	2,197	(2,829)	(632)
Net income / (loss) after tax	37,953	(648)	37,305	2,829	40,134
Other consolidated subsidiary non-controlling interest		(1,913)	(1,913)
Net income / (loss) attributable to the Operating LLC	37,953	1,265	39,218
Average effective Operating LLC non-controlling interest % (1)			70.42%
Operating LLC non-controlling interest			$27,616

Summary
Other consolidated subsidiary non-controlling interest			$(1,913)
Operating LLC non-controlling interest			27,616
			$25,703

SUMMARY CALCULATION OF CONVERTIBLE NON-CONTROLLING INTEREST
For the Year Ended December 31, 2024

	Wholly Owned Subsidiaries	Other Consolidated Subsidiaries	Total Operating LLC Consolidated	Cohen & Company Inc.	Consolidated
Net income / (loss) before tax	$(5,805)	$13,665	$7,860	$-	$7,860
Income tax expense / (benefit)	(316)		(316)	(13)	(329)
Net income / (loss) after tax	(5,489)	13,665	8,176	13	8,189
Other consolidated subsidiary non-controlling interest		8,675	8,675
Net income / (loss) attributable to the Operating LLC	(5,489)	4,990	(499)
Average effective Operating LLC non-controlling interest % (1)			71.54%
Operating LLC non-controlling interest			$(357)

Summary
Other consolidated subsidiary non-controlling interest			$8,675
Operating LLC non-controlling interest			(357)
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

COHEN & COMPANY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Year Ended December 31,		Favorable / (Unfavorable)
	2024	2023	$ Change	% Change
Revenues
Investment banking and new issue	$40,778	$23,952	$16,826	70%
Net trading	36,409	30,926	5,483	18%
Asset management	9,009	7,337	1,672	23%
Principal transactions and other income	(6,598)	20,766	(27,364)	(132)%
Total revenues	79,598	82,981	(3,383)	(4)%

Operating expenses
Compensation and benefits	56,388	52,092	(4,296)	(8)%
Business development, occupancy, equipment	6,617	5,204	(1,413)	(27)%
Subscriptions, clearing, and execution	9,639	8,965	(674)	(8)%
Professional fee and other operating	14,421	9,296	(5,125)	(55)%
Depreciation and amortization	556	563	7	1%
Total operating expenses	87,621	76,120	(11,501)	(15)%

Operating income / (loss)	(8,023)	6,861	(14,884)	(217)%

Non-operating income / (expense)

Interest expense, net	(5,821)	(6,526)	705	11%
Income / (loss) from equity method affiliates	21,704	15,609	6,095	39%
Income / (loss) before income taxes	7,860	15,944	(8,084)	(51)%
Income tax expense / (benefit)	(329)	5,545	5,874	106%
Net income / (loss)	8,189	10,399	(2,210)	(21)%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	8,675	19,590	10,915	56%
Enterprise net income (loss)	(486)	(9,191)	8,705	95%
Less: Net income (loss) attributable to the convertible non-controlling interest	(357)	(4,078)	(3,721)	(91)%
Net income / (loss) attributable to Cohen & Company Inc.	$(129)	$(5,113)	$4,984	97%

Revenues

Revenues decreased by $3,383, or 4%, to $79,598 for the year ended December 31, 2024, as compared to $82,981 for the year ended December 31, 2023. As discussed in more detail below, the change was comprised of (i) an increase of $16,826 in investment banking and new issue revenue; (ii) an increase of $5,483 in net trading revenue; (iii) an increase of $1,672 in asset management revenue; and (iv) a decrease of $27,364 in principal transactions and other income.

Investment Banking and New Issue

Investment banking and new issue revenue increased by $16,826, or 70%, to $40,778 for the year ended December 31, 2024, as compared to $23,952 for the year ended December 31, 2023.

	Year Ended December 31, 2024
	Cash	Non-Cash	Total
CCM - Underwriting	$4,733	$1,423	$6,156
CCM - Advisory and other new issue	32,495	22,915	55,410
Other - Origination	1,856	-	1,856
Total	$39,084	$24,338	$63,422
Gains / (losses) on CCM financial instruments received as non-cash consideration			(22,644)
Investment banking and new issue			$40,778

	Year Ended December 31, 2023
	Cash	Non-Cash	Net
CCM - Underwriting	$-	$-	$-
CCM - Advisory and other new issue	7,925	18,248	26,173
Other - Origination	2,091	-	2,091
Total	$10,016	$18,248	$28,264
Gains / (losses) on CCM financial instruments received as non-cash consideration			(4,312)
Investment banking and new issue			$23,952

	Change
	Cash	Non-Cash	Total
CCM - Underwriting	$4,733	$1,423	$6,156
CCM - Advisory and other new issue	24,570	4,667	29,237
Other - Origination	(235)	-	(235)
Total	$29,068	$6,090	$35,158
Gains / (losses) on CCM financial instruments received as non-cash consideration			(18,332)
Investment banking and new issue			$16,826

During the year ended December 31, 2025, we began classifying principal transactions income/loss related to CCM activities from principal transaction to investment banking and new issue. Specifically, $22.644 and $4,312 of revenue previously reported on the consolidated statement of operations in principal transaction revenue has been reclassified as investment banking and new issue revenue for the periods ending December 31, 2024, and 2023, respectively. These reclassifications had no effect on previously reported net income.

Our revenue earned from investment banking and new issue has been, and we expect will continue to be, volatile. We earn revenue from a limited number of engagements. Therefore, a small change in the number of engagements can result in large fluctuations in the revenue recognized. Further, even if the number of engagements remains consistent, the average revenue per engagement can fluctuate considerably. Finally, our revenue is generally earned when an underlying transaction closes (rather than on a monthly or quarterly basis). Therefore, the timing of underlying transactions increases the volatility of our revenue recognition.  In addition, we often incur certain costs related to new issue engagements.  For underwritings, any costs incurred are included as a component of subscriptions, clearing and execution.  For advisory and other new issue some expenses may be recorded in professional fees and other.  Finally, the change in value of our financial instruments received as consideration will also impact revenue recognized and can be volatile.  All investment banking and new issue revenue is included in our Capital Markets segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

CCM is our full-service boutique investment bank providing capital markets and SPAC advisory services to corporations, financial sponsors, investors, and institutions.  In addition, we generate investment banking and new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our PriDe Funds in Europe.

In some cases, CCM will receive financial instruments in lieu of cash for its investment banking and new issue engagements.  In these cases, we record revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any subsequent change in the fair value of these instruments will be recorded as an adjustment to our investment banking and new issue revenue in our consolidated statement of operations. Further, the financial instruments we receive in these cases are often (i) common stock investments that are restricted for resale for some period of time, (ii) convertible or non-convertible notes receivable that are not publicly traded, (iii) equity investments in special purpose entities that are not publicly traded, or (iv) unrestricted common stock investments in public companies with low trading volumes.  As a result, it may take us a significant period of time to liquidate these financial instruments.

Net Trading

Net trading revenue increased by $5,483, or 18%, to $36,409 for the year ended December 31, 2024, as compared to $30,926 for the year ended December 31, 2023.  The following table shows the detail by trading group.

NET TRADING
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	Change
Mortgage	$5,207	$(1,276)	$6,483
Gestation repo	15,152	16,068	(916)
High yield corporate	3,318	4,768	(1,450)
Agencies	2,519	1,146	1,373
MBS	15	-	15
CMOs	1,426	-	1,426
SBAs	(45)	-	(45)
Structured notes	2,617	-	2,617
Other	6,200	10,220	(4,020)
Total	$36,409	$30,926	$5,483

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

Asset Management

Asset management fees increased by $1,672, or 23%, to $9,009 for the year ended December 31, 2024, as compared to $7,337 for the year ended December 31, 2023.  The increase is primarily due to the recognition in 2024 of deferred performance fees related to certain PriDe Funds and the portfolio servicing fee on the notional amount of loans owned by the CREO JV.   All asset management revenue is included in our asset management segment.  See note 29 to our consolidated financial statements included in this Annual Report on Form 10-K.

Principal Transactions and Other Income

Principal transactions and other income decreased by $27,364 to ($6,598) for the year ended December 31, 2024, as compared to $20,766 for the year ended December 31, 2023.

PRINCIPAL TRANSACTIONS & OTHER INCOME
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023	Change
Interests in public companies:
Brand Engagement Network, Inc. (NASDAQ: BNAI)	$(773)	$-	$(773)
Critical Metals Corp. (NASDAQ: CRML)	(1,392)	-	(1,392)
Heliogen, Inc. (OTC: HLGN)	-	(324)	324
Holdco Nuvo Group D.G Ltd. (OTC: NUVOQ)	(2,198)	-	(2,198)
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	(863)	(1,141)	278
Payoneer Global Inc. (NASDAQ: PAYO)	1,406	(95)	1,501
Rezolve AI PLC (NASDAQ: RZLV)	(1,386)	-	(1,386)
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	(401)	-	(401)
Zoomcar Holdings, Inc. (OTC: ZCAR)	(7,097)	(6)	(7,091)
CREO JV	617	901	(284)
Stoa USA Inc. / FlipOS	-	(6,847)	6,847
U.S. Insurance JV	(17)	463	(480)
SFAs	1,476	25,395	(23,919)
Bridge Loan	-	1,050	(1,050)
Other	388	(135)	523
Total principal transactions	(10,240)	19,261	(29,501)

IIFC revenue share	2,557	1,105	1,452
All other income / (loss)	1,085	400	685
Other income	3,642	1,505	2,137

Total principal transactions and other income	$(6,598)	$20,766	$(27,364)

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

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  As of December 31, 2024, we had earned $8,175.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K.

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

Cash compensation and benefits in the table above is primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  Cash compensation and benefits increased by $4,019 to $51,720 for the year ended December 31, 2024, as compared to $47,701 for the year ended December 31, 2023.  Our headcount decreased to 113 as of December 31, 2024 from 118 as of December 31, 2023.  Cash compensation increased primarily due to an increase in incentive compensation related to the increase in investment banking and new issue revenue and income from equity method affiliates, as well as the year over year overall improvement in operating performance.

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

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $705, or 11%, to $5,821 for the year ended December 31, 2024, as compared to $6,526 for the year ended December 31, 2023.

INTEREST EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
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

	Year Ended December 31,
	2024	2023	Change
Dutch Real Estate Entities	$(759)	$334	$(1,093)
SPAC Sponsor Entities	22,463	15,275	7,188
	$21,704	$15,609	$6,095

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

	Year Ended December 31,
	2024	2023	Change
African Agriculture Holdings Inc. (OTC: AAGR)	$(2,362)	$2,358	$(4,720)
Brand Engagement Network, Inc. (NASDAQ: BNAI)	2,059	(2)	2,061
Critical Metals Corp. (NASDAQ: CRML)	4,785	(72)	4,857
Next.e.GO N.V. (OTC: EGOXF)	(279)	212	(491)
Fold Holdings, Inc. (NASDAQ: FLD)	(128)	-	(128)
Murano Global Investments Plc (NASDAQ: MRNO)	15,914	(11)	15,925
Holdco Nuvo Group D.G Ltd. (OTC: NUVOQ)	2,198	(8)	2,206
Rezolve AI PLC (NASDAQ: RZLV)	3,468	(83)	3,551
Syntec Optics Holdings, Inc. (NASDAQ: OPTX)	-	4,304	(4,304)
Tevogen Bio Holdings Inc. (NASDAQ: TVGN)	786	(3)	789
Zoomcar Holdings, Inc. (OTC: ZCAR)	(2,516)	10,013	(12,529)
Other	(1,462)	(1,433)	(29)
	$22,463	$15,275	$7,188

See note 12 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-K.

Income Tax Expense / (Benefit)

The income tax expense / (benefit) was ($329) for the year ended December 31, 2024, as compared to $5,545 for the year ended December 31, 2023.  See note 23 to our consolidated financial statements included in our Annual Report on Form 10-K.

	For the Year Ended December 31,
	2024	2023	Change
Current income tax expense / (benefit)
Federal income tax expense / (benefit)	$-	$-	$-
Foreign income tax expense / (benefit)	118	120	2
State and local income tax expense / (benefit)	230	71	(159)
	348	191	(157)
Deferred income tax expense / (benefit)
Federal income tax expense / (benefit)	(1)	3,205	3,206
Foreign income tax expense / (benefit)	-	-	-
State and local income tax expense / (benefit)	(676)	2,149	2,825
	(677)	5,354	6,031

	$(329)	$5,545	$5,874

Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward tax asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including:  profitability of our business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction in which the income will be generated.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  We recorded deferred tax expense in 2024 because expectations of future income decreased and the Company increased the valuation allowance it had applied against carryforward tax assets.  Due to the magnitude of the Company's carryforward tax assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance are likely going forward.  These future adjustments may likewise result in material amounts of deferred tax benefit or expense going forward.

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

Prior to March 31, 2023, the Vellar GP was the general partner of the SPAC Fund but did not consolidate it.  Effective April 1, 2023, the Vellar GP began consolidating the SPAC Fund. The Vellar GP primarily invested in share forward arrangements.  On February 25, 2025, the Operating LLC sold its 33.4% interest in the Vellar GP pursuant to the Vellar Purchase Agreement and no longer consolidates Vellar GP.  See notes 4, 10, and 21 to our consolidated financials included in this Annual Report on Form 10-K.  Other SPAC related is mainly comprised of an entity that we consolidated but do not wholly own that invests in other SPAC sponsor entities.

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
			)
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

On July 29, 2021, our board of directors reinstated our quarterly dividend declaring a cash dividend of $0.25 per share.  We have paid a cash dividend of $0.25 regularly since then.  In addition to our routine quarterly distribution, on March 8, 2022 and December 22, 2025, our board of directors declared special dividends of $0.75 per share and $2.00 per share, respectively.  On March 6, 2026, the board of directors declared a quarterly dividend of $0.25 per share and a special dividend of $0.70 per share both payable on April 3, 2026, to stockholders of record as of March 20, 2026.  Any future determination to declare and pay dividends will be made at the discretion of our board of directors, after taking into account a variety of factors, including business, financial, and regulatory considerations as well as any limitations under Maryland law or imposed by any agreements governing our indebtedness.

Repurchases of Common Stock

The Company did not repurchase any shares of Common Stock in 2023, 2024, or 2025.

Issuances of Common Stock

On October 5, 2023, we entered into an equity distribution agreement (the “2023 Equity Agreement”) relating to the ATM Program, pursuant to which we are permitted to sell an aggregate of up to $4,712 in Shares, which represented one-third of the value of the Common Stock held by non-affiliates. As of December 31, 2025, 13,500 shares had been sold under the 2023 Equity Agreement for total proceeds of $154.

See note 33 to our consolidated financial statements included in this Annual Report on Form 10-K for discussion of new equity distribution agreement entered into in 2026.

During the years ended December 31, 2025, 2024, and 2023, we had the following significant financing transactions.  This excludes non-cash transactions.  See notes 20 and 21 in our consolidated financial statements included in this Annual Report on Form 10-K.

During 2025:
	o	We repaid the 2024 Note in the amount of $2,573.
	o	We paid dividends of $2,131 and distributions to the convertible non-controlling interest of $13,000
	o	We received investments of $2,669 from the non-convertible non controlling interest
During 2024:
	o	We repaid our redeemable financial instrument in the amount of $2,573. The remainder was converted to the 2024 Note.
	o	We paid dividends of $1,873 and distributions to the convertible non-controlling interest of $4,819
	o	We paid distributions of $6,758 to the non-convertible non-controlling interest.
During 2023:
	o	We drew and repaid $15,000 on a revolving line of credit.
	o	We paid dividends of $1,750 and distributions to the convertible non-controlling interest of $4,344.
	o	We paid distributions of $10,041 to the non-convertible non-controlling interest.

Cash Flows

We have seven primary uses for capital:

(1)	To fund the operations of our Capital Markets business segment. Our Capital Markets business segment utilizes capital (i) to fund securities inventory to facilitate client trading activities; (ii) for risk trading for our own account; (iii) to fund our collateralized securities lending activities; (iv) for temporary capital needs associated with underwriting activities; and (v) to fund business expansion into existing or new product lines including additional capital dedicated to our mortgage group as well as our gestation repo business.
(2)	To fund the expansion of our Asset Management business segment. We generally grow our AUM by sponsoring new Investment Vehicles. The creation of a new Investment Vehicle often requires us to invest a certain amount of our own capital to attract outside capital to manage. Also, the new Investment Vehicles often require warehouse and other third-party financing to fund the acquisition of investments. Finally, we generally will hire employees to manage new Investment Vehicles and will operate at a loss for a startup period.
(3)	To fund investments and operating losses. We make principal investments (including sponsor and other investments in SPACs) to generate returns. We may need to raise additional debt or equity financing in order to ensure we have the capital necessary to take advantage of attractive investment opportunities.
(4)	To fund mergers or acquisitions. We may opportunistically use capital to acquire other asset managers, individual asset management contracts, or financial services firms. To the extent our liquidity sources are insufficient to fund our future merger or acquisition activities, we may need to raise additional funding through an equity or debt offering. No assurances can be given that additional financing will be available in the future, or that, if available, such financing will be on favorable terms.
(5)	To fund potential dividends and distributions. We sometimes pay dividends and distributions.
(6)	To fund potential repurchases of Common Stock. We have opportunistically repurchased Common Stock in private transactions. See note 21 to our consolidated financial statements included in this Annual Report on Form 10-K.
(7)	To pay off debt as it matures. We have indebtedness that must be repaid as it matures. See note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

If we are unable to raise sufficient capital on economically favorable terms, we may need to reduce the amount of capital invested for the uses described above, which may adversely impact earnings and our ability to pay dividends.

As of December 31, 2025 and December 31, 2024, we maintained cash and cash equivalents of $19,590 and $10,650, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities	$27,350	$9,475	$(39,660)
Cash flow from investing activities	26,208	16,506	38,123
Cash flow from financing activities	(17,301)	(16,717)	(17,105)
Effect of exchange rate on cash	915	(324)	191
Net cash flow	37,172	8,940	(18,451)
Cash and cash equivalents, beginning	19,590	10,650	29,101
Cash and cash equivalents, ending	$56,762	$19,590	$10,650

See the statements of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

2025 Cash Flows

As of December 31, 2025, our cash and cash equivalents were $56,762, representing an increase of $37,172 from December 31, 2024. The increase was attributable to cash flow from operating activities of $27,350, cash provided by investing activities of $26,208, cash used in financing activities of $17,301, and the increase in cash resulting from a change in exchange rates of $915.

The cash provided from operating activities of $27,350 was comprised of (a) net cash inflow of $71,816 related to working capital fluctuations; (b) net cash outflow of $45,098 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, securities sold under agreement to repurchase, receivables under resale agreements, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflow from other earnings items of $632 (which represents net income or loss adjusted for the following non-cash operating items: deferred taxes, other income / (expense), non-cash advisory revenue, realized and unrealized gains and losses on other investments, at fair value, other investments sold, not yet purchased, income / (loss) from equity method affiliates, equity-based compensation, depreciation, and amortization).

The cash provided from investing activities of $26,208 was comprised of (a) $55,218 in proceeds from sales of other investments, at fair value; (b) $316 in proceeds from sales from other investments sold, not yet purchased; and (c) $1,587 in distributions received from equity method affiliates; partially offset by (d) $26,551 of purchases of other investments, at fair value; (e) $2,675 used to invest in equity method affiliates; (f) $433 as a result of the disposal of Vellar GP; and (g) $1,254 of purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $17,301 was comprised of (a) $2,573 used to repay debt; (b) $343 used to net settle equity awards; (c) $2,131 paid in dividends on Common Stock; (d) $13,000 paid in distributions to the convertible non-controlling interest; (e) $954 of redemptions of convertible non-controlling interest; and (f) $969 paid in distributions to the non-convertible non-controlling interest; partially offset by (g) $2,669 in proceeds from investments in non-convertible non-controlling interest.

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

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: Cohen Securities in the U.S. and CCFESA in France. As a U.S. broker-dealer, Cohen Securities is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR.  The amount of net assets that these subsidiaries may distribute is subject to restrictions under these applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at December 31, 2025 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS
(Dollars in Thousands)

As of December 31, 2025
U.S.	$250
France	714
Total	$964

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers. As of  December 31, 2025, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers was $79,119.  See note 25 to our consolidated financial statements included in this Annual Report on Form 10-K.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification requirements and restrictions.

Restrictions of Distributions of Capital from Cohen Securities

As of December 31, 2025, our total equity on a consolidated basis was $106,281.  However, the total equity of Cohen Securities was $104,415.  Therefore, only $1,866 of equity existed outside of Cohen Securities.  During certain periods of time, we have generated losses or negative cash flow outside of Cohen Securities.  We are dependent on taking distributions of income (and potentially returns of capital) from Cohen Securities to satisfy the cash needs outside of Cohen Securities, such as to cover losses incurred outside of Cohen Securities, to satisfy other obligations that come due outside of Cohen Securities, and to make investments outside of Cohen Securities.  However, we are subject to significant limitations on our ability to make distributions from Cohen Securities such as the limitations imposed by FINRA under rule 15c3-1 (described immediately above) and limitations under our line of credit with Byline Bank (see note 20 to our consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, counterparties to Cohen Securities have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from Cohen Securities (beyond its net income), we may not be able to trade with certain counterparties, which may cause Cohen Securities' operations to deteriorate.

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

	2025	2024
Receivables under resale agreements
Period end	$357,408	$668,259
Monthly average	$619,894	$566,987
Maximum month end	$811,908	$743,654
Securities sold under agreements to repurchase
Period end	$400,391	$695,966
Monthly average	$652,260	$570,715
Maximum month end	$840,249	$742,120

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

DETAIL OF DEBT
(Dollars in Thousands)

Description	December 31, 2025	December 31, 2024	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$5,146	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	8.10%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.10%	March 2035
Less unamortized discount	(22,303)	(22,867)
	25,822	25,258
Byline Credit Facility	-	-	Variable	N/A	June 2026
Total	$32,895	$34,904

(1)

The junior subordinated notes represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior subordinated notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are variable interest entities (“VIEs”) and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2025 on a combined basis was 19.07% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 10 (derivative financial instruments) and note 18 (variable interest entities) to our consolidated financial statements included in this Annual Report on Form 10-K, there were no material off balance sheet arrangements as of December 31, 2025.

Contractual Obligations

The table below summarizes our significant contractual obligations as of December 31, 2025 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table are obligations that are short-term in nature, including trading liabilities and repurchase agreements.  In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS
December 31, 2025
(Dollars in Thousands)

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$21,637	$2,800	$5,704	$4,617	$8,516
Maturity of 2024 Notes (1)	2,573	2,573	-	-	-
Interest on 2024 Notes (1)	283	283	-	-	-
Maturity of 2020 Notes (1)	4,500	4,500	-	-	-
Interest on 2020 Notes (1)	182	182	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (1)	41,748	3,898	7,795	7,795	22,260
Other Operating Obligations (2)	2,545	1,680	863	2	-
	$121,593	$15,916	$14,362	$12,414	$78,901

(1)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 8.10% (based on a 90-day SOFR rate in effect as of December 31, 2025 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 8.10% (based on a 90-day SOFR rate in effect as of December 31, 2025 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

Unrealized and realized gains and losses on securities classified as investments-trading and securities sold, not yet purchased in the consolidated balance sheets are recorded as a component of net trading revenue in the consolidated statements of operations. Unrealized and realized gains and losses on securities classified as other investments, at fair value, and other investments sold, not yet purchased in the consolidated balance sheets are either recorded as an adjustment to investment banking and new issue revenue or recorded as a component of principal transactions and other income in the consolidated statements of operations.

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

Revenue Recognition

Investment banking and new issue

Investment banking and new issue revenue comprised of (a) origination fees for newly created financial instruments originated by us, (b) revenue from advisory services, (c) underwriting, (d) new issue revenue associated with arranging and placing the issuance of newly created financial instruments, and (e) any investment returns on financial instruments that we have acquired or received as consideration for services provided by CCM.  These revenues are recognized when we satisfy our performance obligations by providing the related services and when collectability is reasonably assured.  Underwriting revenue arises from securities offerings in which we act s as an underwriter.  Underwriting expenses include legal fees, selling concessions, and clearing and settlement charges incurred in connection with the underwriting activities and are recorded as a component of subscriptions, clearing and execution in the consolidated statement of operations. Underwriting revenue and expenses are recorded on a gross basis.

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

Principal transactions and other income

Principal transactions include all gains, losses, and income (interest and dividend) from financial instruments classified as other investments, at fair value and other investments sold, not yet purchased in the consolidated balance sheets other than those received as compensation for investment banking and new issue revenue engagements.

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

We can potentially become involved with a VIE in three main ways:

Our Investment Portfolio

For each investment made within the investment portfolio, we assess whether the investee is a VIE and if we are the primary beneficiary.  If we determine the entity is a VIE and we are the primary beneficiary, we will consolidate it.

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

First, we sometimes grant restricted common stock in Cohen & Company Inc. to employees and directors. These grants vest over a period of time and only have service based vesting criteria.  In these cases, we determine the fair value of the grants by taking the closing stock price of Cohen & Company Inc. on the day prior to the grant date and multiplying it by the number of restricted shares granted.  We recognize the expense over the service period on a straight-line basis.  We assume no forfeitures up front and record forfeitures as they occur by reducing expense.  The recipient is entitled to dividends that are declared and paid during the vesting period but they are paid only if (and to the extent) the restricted share grant ultimately vests.

Second, we sometimes grant operating units of the Operating LLC to employees. These grants also vest over a period of time and only have service based vesting criteria.  Because there is a fixed exchange ratio between units of the Operating LLC and shares of Cohen & Company Inc., the fair value of the grant is calculated by taking the closing stock price of Cohen & Company Inc. on the day prior to the grant date, adjusting for the exchange ratio, and then multiplying by the number of units of the Operating LLC granted.  We recognize the expense over the service period on a straight-line basis.  We assume no forfeitures up front and record forfeitures as they occur by reducing expense.  The recipient is entitled to distributions that are declared and paid during the vesting period but they are paid only if (and to the extent) the unit grant ultimately vests.

Third, employees sometimes invest in the membership interests of consolidated SPAC sponsor entities (Insurance SPAC Sponsor Entities, Insurance SPAC II Sponsor Entities, Insurance SPAC III Sponsor Entities, and Columbus Circle SPAC Sponsor Entities).  Because these entities are consolidated and the employees are investing in the consolidated company's non-controlling interest, these equity interests fall under ASC 718.  Generally, the employee invests a de minimis amount and receives an allocation of the founder shares held by the sponsor entity.  The investment does not have any explicit vesting criteria associated with it.  Generally, the employee's investment will be worthless if the SPAC is liquidated and it will become worth something if the SPAC completes its business combination.  Therefore, we treat these grants as having a performance condition (i.e. the completion of the SPAC business combination).  Further, at the time of the investments, we treat this performance condition as being non-probable.  The effect of this is that we record no expense related to these investments until (and only if) the business combination is completed.  Upon completion of the business combination, we record compensation expense in an amount equal to the fair value of the grant.  The fair value of the grant is equal to the public trading price of the SPAC on the date of the grant adjusted for certain sale restrictions imposed on the shares the employee receives (generally, they are restricted for sale for some time period and subject to certain hurdle prices before they become freely tradeable).  We use a Monte Carlo simulation model to determine the appropriate discount to place on shares that are subject to hurdle prices.  The compensation amount is recorded with an offsetting credit to non-controlling interest.  From that point forward, the shares received by the employee are treated as part of the non-controlling interest and allocated income, expense, gains, and losses accordingly until the applicable sponsor entity is liquidated or otherwise de-consolidated.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available issuance. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles— Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU require that an entity capitalize software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11,  Interim Reporting   (Topic 270) Narrow- Scope Improvements. The amendments in this ASU do not change the fundamental nature of interim reporting or expand or reduce current interim disclosure. The amendments in this ASU clarify the guidance in ASC Topic 270 by providing a comprehensive list of required interim disclosures and codifying a disclosure principle that requires the Company to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on its consolidated financial statements. The amendments in this ASU are effective for interim periods within annual reporting periods beginning after December 15, 2027.  We are currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. (Topic 815) The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. . The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. We are currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis points (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of December 31, 2025, we would have incurred a loss of $1,543 if the yield curve rose 100 bps across all maturities and a gain of $1,539 if the yield curve fell 100 bps across all maturities. As of December 31, 2024, we would have incurred a loss of $3,159 if the yield curve rose 100 bps across all maturities and a gain of $3,156 if the yield curve fell 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities.  These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC we sponsored or invested in.  A significant portion of the equity we hold in these types of entities are subject to sale restrictions.  We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure.  We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies.  The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates.  Based on this analysis, as of December 31, 2025, our equity price sensitivity was $5,142 and our foreign exchange currency sensitivity was $0.  As of December 31, 2024, our equity price sensitivity was $1,189 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of December 31, 2025, a 100 bps change in the three-month SOFR would have resulted in a change in our annual cash to be paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would have resulted in an increase in the fair value of the debt in the amount of $2,462 as of December 31, 2025.

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

Risks Related to our Gestation Repo Business

We enter into repurchase and reverse repurchase agreements as part of our gestation repo business.  In general, we will lend money to a counterparty after obtaining collateral securities from that counterparty pursuant to a reverse repurchase agreement.  We will borrow money from another counterparty using those same collateral securities pursuant to a repurchase agreement.  We seek to earn net interest income on these matched transactions.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as described in the revised (2013) version in Internal Control-Integrated Framework. Based on this assessment, management believed that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s auditors pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required by Item 10 is included in the sections entitled “Executive Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Information” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 11.	Executive Compensation.

The information required by Item 11 is included in the sections entitled “Executive Compensation” and “Compensation of Directors” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to the “Share Ownership of Certain Beneficial Owners and Management” and "Executive Compensation" is included in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table provides information regarding the 2020 Long-Term Incentive Plan as of December 31, 2025.

	(a)	(b)	(c)
	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	818,002
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	818,002

(1)	See note 22 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the 2020 Long-Term Incentive Plan.

The remainder of the information required by Item 12 is included in the Section entitled “Share Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Directors Information — Director Independence” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is included in the sections entitled “Principal Accounting Firm Fees” in the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.28	Amendment No. 2 to Investment Agreement, date February 13, 2023, by and between Cohen and Company, LLC and JKD Capital Partners I LTD. (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023.

10.29

Investment Agreement, dated September 29, 2017, by and between Cohen & Company, LLC and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017).

10.30

Securities Purchase Agreement, dated as of December 30, 2019, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019).

10.31	Amendment No. 1 to Securities Purchase Agreement, dated September 25, 2020, by and among Cohen & Company Inc., Cohen & Company, LLC, Daniel G. Cohen and the DGC Family Fintech Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

10.32

Note Purchase Agreement, dated as of January 31, 2020, by and among Cohen & Company, LLC, JKD Capital Partners I LTD and RN Capital Solutions LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020).

10.33

Amended and Restated Senior Promissory Note, dated January 31, 2022, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $4,500,000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2022).

10.34	Amendment No. 1 to Amended and Restated Senior Promissory Note, dated January 5, 2024, by and between Cohen & Company, LLC and JKD Capital Partners I LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.35	Cohen & Company Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

10.36	Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

10.37	Amendment No. 1 to the Cohen & Company Inc. 2020 Long-Term Incentive Plan, dated April 1, 2021, to the original Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 13, 2021).

10.38	Amendment No. 2 to the Cohen & Company Inc. 2020 Long-Term Incentive Plan, dated March 29, 2022, to the original Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2022).

10.39	Form of Restricted Stock Award under Cohen & Company Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2021).

10.40	Second Amended and Restated Revolving Note and Cash Agreement, dated December 21, 2022, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022).

10.41	Third Amended and Restated Loan Agreement, dated June 9, 2023, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023).

10.42	First Amendment to Third Amended and Restated Loan Agreement, dated December 22, 2023, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2023).

10.43	Second Amendment to Third Amended and Restated Loan Agreement, dated June 18, 2024, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 18, 2024).

10.44	Third Amendment to Third Amended and Restated Loan Agreement, dated June 20, 2025 and effective as of June 18, 2025, by and between J.V.B. Financial Group, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2025).

10.45	Equity Distribution Agreement, dated October 5, 2023, by and between Cohen & Company Inc. and Northland Capital Markets (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.46	Redemption Agreement, dated September 23, 2024 and effective September 1, 2024, by and between Cohen & Company, LLC and JKD Capital Partners I LTD. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024)

10.47	Senior Promissory Note, dated September 1, 2024, issued by Cohen & Company, LLC to JKD Capital Partners I LTD in the aggregate principal amount of $5,145,926.67 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2024).

10.48	Master Transaction Agreement, dated March 13, 2025, by and between Cohen and Company Financial Management, LLC and HCMC III, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2025).

10.49	Equity Distribution Agreement, dated February 20, 2026, by and between Cohen & Company Inc. and Northland Capital Markets (incorporated by reference to the Company Current Report on Form 8-K filed with the SEC on February 20, 2026).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2010).

19	Company Insider Trading Policy (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2025).

21.1	List of Subsidiaries. *

23.1	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm, regarding the financial statements of Cohen & Company, Inc. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. *

97.1	Cohen & Company Inc. Incentive Compensation Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2025).

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income / (Loss) for the Year Ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statement of Changes in Equity for the Year Ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for Year Ended December 31, 2025, 2024 and 2023; and (v) Notes to Consolidated Financial Statements. *

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

DATE: March 6, 2026

COHEN & COMPANY INC.

By:	/S/ LESTER R. BRAFMAN
Lester R. Brafman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel G. Cohen	Executive Chairman	March 6, 2026
Daniel G. Cohen

/s/ G. Steven Dawson	Director	March 6, 2026
G. Steven Dawson

/s/ Jack J. DiMaio, Jr.	Vice Chairman	March 6, 2026
Jack J. DiMaio, Jr.

/s/ Jack Haraburda	Director	March 6, 2026
Jack Haraburda

/s/ Diana L. Liberto	Director	March 6, 2026
Diana L. Liberto

/s/ Douglas Listman	Chief Accounting Officer and Assistant Treasurer	March 6, 2026
Douglas Listman	(Principal Accounting Officer)

/s/ Joseph W. Pooler, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	March 6, 2026
Joseph W. Pooler, Jr.	(Principal Financial Officer)

THIS PAGE INTENTIONALLY LEFT BLANK

COHEN & COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Cohen & Company Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Cohen & Company Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income / (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

March 6, 2026

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$56,762	$19,590
Receivables from brokers, dealers, and clearing agencies	46,194	45,650
Due from related parties	1,401	941
Other receivables	8,896	6,526
Investments-trading	140,576	148,332
Other investments, at fair value	57,258	35,262
Receivables under resale agreements	357,408	668,259
Investments in equity method affiliates	6,661	23,430
Deferred income taxes	4,126	2,257
Goodwill	109	109
Right-of-use asset - operating leases	15,406	15,540
Other assets	5,788	5,253
Total assets	$700,585	$971,149

Liabilities
Payables to brokers, dealers, and clearing agencies	$4	$66,655
Accounts payable and other liabilities	17,944	10,913
Accrued compensation	92,689	17,770
Lease liability - operating leases	16,959	16,575
Trading securities sold, not yet purchased	36,617	36,432
Other investments sold, not yet purchased	-	1,651
Securities sold under agreement to repurchase	400,391	695,966
Debt	32,895	34,904
Total liabilities	597,499	880,866

Commitments and contingencies (See note 28)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding, respectively	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 2,130,063 and 2,040,052 shares issued and outstanding, respectively, including 380,008 and 404,791 unvested or restricted share awards, respectively	21	20
Additional paid-in capital	78,539	76,704
Accumulated other comprehensive loss	(914)	(1,007)
Accumulated deficit	(26,593)	(34,016)
Total stockholders' equity	51,080	41,728
Non-controlling interest	52,006	48,555
Total equity	103,086	90,283
Total liabilities and equity	$700,585	$971,149

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(Dollars in thousands, except share or per share information)

	Year Ended December 31,
	2025	2024	2023
Revenues
Investment banking and new issue	$187,608	$40,778	$23,952
Net trading	47,347	36,409	30,926
Asset management	8,817	9,009	7,337
Principal transactions and other income	31,792	(6,598)	20,766
Total revenues	275,564	79,598	82,981

Operating expenses
Compensation and benefits	177,518	56,388	52,092
Business development, occupancy, equipment	7,897	6,617	5,204
Subscriptions, clearing, and execution	15,927	9,639	8,965
Professional fee and other operating	14,091	14,421	9,296
Depreciation and amortization	724	556	563
Total operating expenses	216,157	87,621	76,120

Operating income / (loss)	59,407	(8,023)	6,861

Non-operating income / (expense)
Interest expense, net	(5,876)	(5,821)	(6,526)
Gain on sale of management contracts	2,734	-	-
Income / (loss) from equity method affiliates	(16,763)	21,704	15,609
Income / (loss) before income tax expense / (benefit)	39,502	7,860	15,944
Income tax expense / (benefit)	(632)	(329)	5,545
Net income / (loss)	40,134	8,189	10,399
Less: Net income / (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(1,913)	8,675	19,590
Enterprise net income (loss)	42,047	(486)	(9,191)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	27,616	(357)	(4,078)
Net income (loss) attributable to Cohen & Company Inc.	$14,431	$(129)	$(5,113)

Income / (loss) per share data (see note 26):
Loss per common share-basic:
Basic income (loss) per common share	$8.33	$(0.08)	$(3.38)
Weighted average shares outstanding-basic	1,731,957	1,614,897	1,513,469
Income / (loss) per common share-diluted:
Diluted income (loss) per common share	$4.35	$(0.08)	$(3.38)
Weighted average shares outstanding-diluted	5,983,950	5,675,616	1,513,469

Comprehensive income / (loss):
Net income / (loss)	$40,134	$8,189	$10,399
Other comprehensive income / (loss) item:
Foreign currency translation adjustments, net of tax of $0	361	(167)	86
Other comprehensive income / (loss), net of tax of $0	361	(167)	86
Comprehensive income / (loss)	40,495	8,022	10,485
Less: comprehensive income / (loss) attributable to the non-controlling interest	25,957	8,199	15,573
Comprehensive income (loss) attributable to Cohen & Company Inc.	$14,538	$(177)	$(5,088)

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statement of Changes in Equity

(Dollars in thousands)

	Cohen & Company Inc.
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2022	$27	$17	$72,801	$(25,151)	$(955)	$46,739	$47,287	$94,026
Net income / (loss)	-	-	-	(5,113)	-	(5,113)	15,512	10,399
Other comprehensive income	-	-	-	-	25	25	61	86
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	636	-	(14)	622	(622)	-
Equity-based compensation	-	2	1,205	-	-	1,207	3,184	4,391
Shares withheld for employee taxes	-	-	(48)	-	-	(48)	(127)	(175)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,750)	-	(1,750)	(4,344)	(6,094)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(834)	(834)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	39	39
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(10,041)	(10,041)
Balance at December 31, 2023	$27	$19	$74,594	$(32,014)	$(944)	$41,682	$50,115	$91,797
Net income / (loss)	-	-	-	(129)	-	(129)	8,318	8,189
Other comprehensive (loss)	-	-	-	-	(48)	(48)	(119)	(167)
Common stock issued, net		-	154	-	-	154	-	154
Acquisition / (surrender) of additional units in consolidated subsidiary, net	-	-	679	-	(15)	664	(664)	-
Equity-based compensation	-	1	1,331	-	-	1,332	3,336	4,668
Shares withheld for employee taxes	-	-	(54)	-	-	(54)	(135)	(189)
Dividends/distributions to convertible non-controlling interest	-	-	-	(1,873)	-	(1,873)	(4,819)	(6,692)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(659)	(659)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(6,818)	(6,818)
Balance at December 31, 2024	$27	$20	$76,704	$(34,016)	$(1,007)	$41,728	$48,555	$90,283
Net income	-	-	-	14,431	-	14,431	25,703	40,134
Other comprehensive income	-	-	-	-	107	107	254	361
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	590	-	(14)	576	(576)	-
Equity-based compensation	-	1	1,347	-	-	1,348	18,865	20,213
Shares withheld for employee taxes	-	-	(102)	-	-	(102)	(241)	(343)
Dividends/distributions to convertible non-controlling interest	-	-	-	(7,008)	-	(7,008)	(14,818)	(21,826)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(954)	(954)
Non-convertible non-controlling interest contributions	-	-	-	-	-	-	2,669	2,669
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(27,451)	(27,451)
Balance at December 31, 2025	$27	$21	$78,539	$(26,593)	$(914)	$51,080	$52,006	$103,086

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$40,134	$8,189	$10,399
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	20,213	4,668	4,391
Loss (gain) on other investments, at fair value	156,783	62,560	92,931
Loss (gain) on other investments, sold not yet purchased	(1,118)	(29,658)	(107,816)
Loss (gain) on disposal of interest in Vellar GP	836	-	-
Noncash advisory fees received	(232,398)	(24,338)	(18,248)
(Income) / loss from equity method affiliates	16,763	(21,704)	(15,609)
Depreciation and amortization	724	556	563
Amortization of discount on debt	564	42	692
Deferred tax provision / (benefit)	(1,869)	(677)	5,354
Change in operating assets and liabilities, net:
Change in receivables from/ payables to brokers, dealers, and clearing agencies	(68,315)	(23,279)	118,298
Change in receivables from / payables to related parties, net	(460)	(169)	15
(Increase) decrease in other receivables	(2,389)	(1,153)	4,154
(Increase) decrease in investments-trading	7,756	32,996	30,500
(Increase) decrease in receivables under resale agreement	310,851	(259,851)	29,284
(Increase) decrease in other assets	(421)	(8,818)	1,829
Increase (decrease) in accounts payable and other liabilities	167	11,165	(88,431)
Increase (decrease) in accrued compensation	74,919	502	4,834
Increase (decrease) in trading securities sold, not yet purchased	185	(29,319)	(68,206)
Increase (decrease) in securities sold under agreement to repurchase	(295,575)	287,763	(44,594)
Net cash provided by (used in) operating activities	27,350	9,475	(39,660)
Investing activities
Purchase of investments - other investments, at fair value	(26,551)	(60,675)	(86,021)
Purchase of investments - other investments sold, not yet purchased, at fair value	-	(1,408)	(5,512)
Reduction in cash from disposal of interest in Vellar GP	(433)	-	-
Sales and returns of principal - other investments, at fair value	55,218	78,834	75,906
Sales and returns of principal - other investments sold, not yet purchased, at fair value	316	214	53,928
Investments in equity method affiliates	(2,675)	(236)	(1,896)
Distribution from equity method affiliate	1,587	1,026	2,091
Purchase of furniture, equipment, and leasehold improvements	(1,254)	(1,249)	(373)
Net cash provided by (used in) investing activities	26,208	16,506	38,123
Financing activities
Repayment of redeemable financial instrument	-	(2,573)	-
Proceeds from draws on revolving credit facility	-	-	15,000
Repayment of draws on revolving credit facility	-	-	(15,000)
Proceeds from debt	-	-	2,250
Repayment of debt	(2,573)	-	(2,250)
Cash used to net share settle equity awards	(343)	(189)	(175)
Proceeds from issuance of Common Stock	-	154	-
Cohen & Company Inc. dividends	(2,131)	(1,873)	(1,750)
Convertible non-controlling interest distributions	(13,000)	(4,819)	(4,344)
Redemption of convertible non-controlling interest units	(954)	(659)	(834)
Non-convertible non-controlling interest investment	2,669	-	39
Non-convertible non-controlling interest distributions	(969)	(6,758)	(10,041)
Net cash provided by (used in) financing activities	(17,301)	(16,717)	(17,105)
Effect of exchange rate on cash	915	(324)	191
Net increase (decrease) in cash and cash equivalents	37,172	8,940	(18,451)
Cash and cash equivalents, beginning of period	19,590	10,650	29,101
Cash and cash equivalents, end of period	$56,762	$19,590	$10,650

See accompanying notes to consolidated financial statements.

COHEN & COMPANY INC.

Notes to Consolidated Financial Statements

December 31, 2025

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

Subsequent to the AFN Merger, AFN was renamed Cohen & Company Inc. Effective January 1, 2010, the Company ceased to qualify as a REIT.

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of December 31, 2025, the Company had $1.4 billion in assets under management (“AUM”).

In these financial statements, the “Company” refers to Cohen & Company Inc. and its subsidiaries on a consolidated basis.  Cohen & Company, LLC or the “Operating LLC” refers to the main operating subsidiary of the Company. “Cohen Brothers” refers to the pre-AFN Merger Cohen Brothers, LLC and its subsidiaries. “AFN” refers to the pre-merger Alesco Financial Inc. and its subsidiaries. When the term “Cohen & Company Inc.” is used, it is referring to the parent company itself. “Cohen Securities” refers to Cohen & Company Securities, LLC,  a wholly owned broker-dealer subsidiary of Cohen & Company Securities Holdings, L.P. (“Cohen Securities Holdings”). Cohen Securities Holdings is a wholly owned subsidiary of the Operating LLC. Prior to July 1, 2025, Cohen & Company Securities, LLC was known as J.V.B. Financial Group, LLC. "CCM," a division of Cohen Securities, refers to Cohen & Company Capital Markets, the Company's full-service boutique investment bank providing capital markets and SPAC advisory services to corporations, financial sponsors, investors, and institutions. "CCFESA" refers to Cohen & Company Financial (Europe) S.A., a consolidated subsidiary regulated by the Autorité de Contrôle Prudentiel et de Résolution ("ACPR") in France.

The Company’s business is organized into the following three business segments.

Capital Markets: The Company’s Capital Markets business segment consists primarily of sales, trading, underwriting, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, special purpose acquisition corporation ("SPAC") equity, preferred equity, asset backed securities (“ABS”), mortgage backed securities (“MBS”), residential mortgage backed securities (“RMBS”) , collateralized bond obligations (“CBOs”),  collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments. The Company operates its capital markets activities primarily through its subsidiaries: Cohen Securities in the United States and CCFESA in Europ e.  CCM is a division of Cohen Securities.

Asset Management: The Company’s Asset Management business segment manages assets within investment funds, managed accounts, joint ventures, and collateralized debt obligations ("CDOs") (collectively referred to as “Investment Vehicles”). The Company’s Asset Management business segment includes its fee-based asset management operations, which include ongoing base and incentive management fees.

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

The Company generates its revenue by business segment primarily through the following activities:

Capital Markets

•	Investment banking and new issue revenue comprised of (a) origination fees for newly created financial instruments, (b) revenue from advisory services, (c) revenue from underwriting, (d) new issue revenue associated with arranging and placing newly created financial instruments, and (e) any investment returns on financial instruments that the Company has acquired or received as consideration for services provided by CCM.
•

Trading activities of the Company, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading; and

•	Revenue earned on the Company’s gestation repo financing program.

Asset Management

•

Asset management fees for the Company’s on-going asset management services provided to certain Investment Vehicles, which may include fees both senior and subordinate to the securities in the Investment Vehicle, and incentive management fees earned based on the performance of the various Investment Vehicles.

Principal Investing

•

Gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments, sold not yet purchased, which were not acquired as part of the CCM business; and

•	Income and loss earned on equity method investments.

The Company conducts certain activities at the Operating LLC (including a material amount of its principal investing activities).  The remaining activities noted above were conducted through the following main operating subsidiaries of the Company as of December 31, 2025.

1.

Cohen & Company Financial Management, LLC (“CCFM”) is a wholly owned subsidiary of the Operating LLC and acted as asset manager and investment adviser to the Alesco CDOs, which were sold in 2025. See note 4.  Alesco CDOs invested in bank and insurance company trust preferred securities ("TruPS") as well as insurance company subordinated debt.  CCFM also manages the SPAC Series Funds and managed the SPAC Fund.

2.

Dekania Capital Management, LLC (“DCM”) is a wholly owned subsidiary of the Operating LLC and acts as asset manager and investment adviser to the Company’s Dekania Europe II and Dekania Europe III CDOs.  The Dekania Europe CDOs invest primarily in financial institution TruPS and insurance company subordinated debt denominated in Euros.  DCM also manages the U.S. Insurance JV.

3.

Cohen Securities is a wholly owned subsidiary of the Operating LLC. Cohen Securities is a securities broker-dealer registered with the Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Industry Protection Corporation (“SIPC”).  Cohen Securities carries out the Company’s Capital Markets business segment activities in the U.S.

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

6.	SPAC Sponsor Entities is a series of LLCs set up to pool investor funds and invest in private placements of Company sponsored SPACs. See note 4.
7.	Vellar GP is an LLC in which the Operating LLC owned a one-third interest and consolidated it. Prior to March 31, 2023, the Vellar GP was the general partner of the SPAC Fund but did not consolidate it. Effective April 1, 2023, the Vellar GP began consolidating the SPAC Fund. The Vellar GP primarily invested in share forward arrangements. See notes 4, 10, and 31. The Company sold its interest in the Vellar GP in 2025.

2. BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. GAAP.  Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2025, the Company began classifying principal transactions income (loss) related to CCM activities from principal transactions to investment banking and new issue. Specifically, $22,644 and $4,312 of revenue previously reported on the consolidated statement of operations in principal transactions revenue has been reclassified as investment banking and new issue revenue for the periods ending December 31, 2024 and 2023, respectively. These reclassifications had no effect on previously reported net income.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2025.

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

The Company consolidates the Operating LLC, which is its main operating subsidiary and through which it conducts nearly all of its activities.  With the exception of the junior subordinated notes included as a component of debt and any deferred tax asset or liability, nearly all of the assets and liabilities included in the Company’s consolidated balance sheet are owned by the Operating LLC or its consolidated subsidiaries.  In addition, with the exception of interest expense related to the junior subordinated notes and corporate tax expense, nearly all revenues, expenses, gains, and losses recognized in the consolidated statement of operations are generated by the Operating LLC or its consolidated subsidiaries.

Effective December 31, 2025 and 2024, the Company controlled 51.00% of the voting interest and owned 29.8% and 28.7%, respectively, of the economic interest of the Operating LLC.  Although the Company’s economic interest is below 50%, it continues to consolidate the Operating LLC as it controls over 50% of the voting interests.  Earnings and loss are allocated to the Company and other members of the Operating LLC based on their economic interest rather than their voting interest. For the years ended December 31, 2025, 2024, and 2023, 70.4%, 71.6%, and 72.6%, respectively, of the Operating LLC’s income or loss were treated as a non-controlling interest.  See notes 21 and 31.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.  The Company's adoption of the provisions of ASU 2023-09, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements. See note 23.

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

In March 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which amends an SEC paragraph noted in the Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 122, which removes the text of SAB Topic 5 FF, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds.  For its Platform Users, the ASU is effective immediately.  The Company's adoption of the provisions of ASU 2025-02, effective January 1, 2025, did not have an effect on the Company's consolidated financial statements.

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

For financial instruments held by Cohen Securities, the Company accounts for them under ASC 940-320.  ASC 940-320 requires all financial instruments to be carried at fair value with unrealized and realized gains included recorded in the consolidated statement of operations.  The main difference between ASC 940-320 and ASC 320 is that ASC 940-320 does not allow for available for sale or held to maturity treatment.

For financial instruments held outside of Cohen Securities, the Company accounts for them under ASC 320.  ASC 320 requires that the Company classify its investments as either (i) held to maturity, (ii) available for sale, or (iii) trading. This determination is made at the time a security is purchased. ASC 320 requires that both trading and available for sale securities are to be carried at fair value. However, in the case of trading assets, both unrealized and realized gains and losses are recorded in the statement of operations. For available for sale securities, only realized gains and losses are recognized in the statement of operations while unrealized gains and losses are recognized as a component of other comprehensive income (“OCI”). However, if the reporting entity elects to account for an otherwise available for sale security under the fair value option (ASC 825), then the security is accounted for at fair value with both unrealized and realized gains recorded in the statement of operations.   In all the periods presented, all securities accounted for under ASC 320 were either classified as trading or available for sale. No securities were classified as held to maturity. Furthermore, the Company elected the fair value option, in accordance with ASC 825, for all securities that were classified as available for sale. Therefore, for all periods presented, all securities owned by the Company were accounted for at fair value with unrealized and realized gains and losses recorded in the consolidated statement of operations.

When the Company acquires a financial instrument, its balance sheet classification and where in the statement of operations gains and losses are recorded depends on the reason the financial instrument was acquired.  The table below summarizes the different reasons the Company acquires financial instruments and the related classification:

	Balance Sheet		Statement of Operations
Reason acquired:	Asset	Liability	Realized and Unrealized Gains / (Losses)
Acquired as part of trading activities	Investments - trading	Securities sold, not yet purchased	Net trading
Acquired to earn a return	Other investments, at fair value	Other investments sold, not yet purchased	Principal transactions and other income
Acquired as non-cash consideration for services rendered	Other investments, at fair value	Other investments sold, not yet purchased	Investment banking and new issue revenue

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

Other Investments, at Fair Value

All gains and losses (unrealized and realized) from securities classified as other investments, at fair value in the consolidated balance sheets are recorded as either (i) a component of principal transactions and other income or (ii) if acquired as part of CCM's activities, investment banking and new issue revenue in the consolidated statement of operations.

Other investments sold, not yet purchased

Other investments sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, thereby creating a liability to purchase the security in the market at prevailing prices. These investments differ from investments classified as trading securities sold, not yet purchased as they are either acquired for purposes of earning a return rather than supporting the Company’s trading or gestation repo operations or they are acquired as an economic hedge to investments classified as other investments, at fair value.  They may be entered into as speculative investments as well.  The Company is obligated to acquire the securities sold short at prevailing market prices, which may exceed the amount reflected on the statement of financial condition. Unrealized and realized gains and losses on other investments sold, not yet purchased are recorded as a component of principal transactions and other in the consolidated statement of operations.

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

J. Variable Interest Entities

ASC 810 contains the guidance surrounding the definition of a VIE, the definition of variable interests, and the consolidation rules surrounding VIEs.  In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities, the CK Capital Value Fund, CREO JV, U.S. Insurance JV, SPAC sponsor entities, and interest in SPVs.

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

M. Revenue Recognition

Investment banking and new issue

Investment banking and new issue revenue consists of (a) revenue from advisory services, (b) revenue from underwriting, (c) revenue associated with arranging and placing the issuance of newly created financial instruments, and (d) gains and losses (unrealized and realized) and income and expense earned on securities classified as other investments, at fair value and other investments, sold not yet purchased received or acquired as part of CCM's activities These revenues are recognized when the Company satisfies its performance obligations by providing the related services and when collectability is reasonably assured.  Underwriting revenue arises from securities offerings in which the Company acts as an underwriter.  Underwriting expenses include legal fees, selling concessions, and clearing and settlement charges incurred in connection with the underwriting activities and are recorded as a component of subscriptions, clearing and execution in the consolidated statement of operations. Underwriting revenue and expenses are recorded on a gross basis.

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

Principal transactions and other income

Principal transactions include all gains, losses, and income from financial instruments classified as other investments, at fair value (excluding gains and losses on CCM financial instruments received as non-cash consideration for investment banking and new issue services), and other investments sold, not yet purchased in the consolidated balance sheets.

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

N. Interest Expense, net

Interest expense incurred, other than interest income and expense included as a component of net trading, is recorded on an accrual basis and presented in the consolidated statements of operations as a separate non-operating expense. See note 20.

O. Leases

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

P. Non-Controlling Interest

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

R. Accounting for Income Taxes

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

The Company’s policy is to record penalties and interest as a component of income tax expense / (benefit) in the consolidated statements of operations.

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

U. Business Concentration

A significant portion of the Company’s asset management revenues in a year may be derived from a small number of transactions. For the year ended December 31, 2025, the Company earned asset management revenue from CDOs of $965 and $7,852 from other investment funds.

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

Debt: These amounts are carried at outstanding principal less unamortized discount. However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of December 31, 2025 and 2024, the fair value of the Company’s debt was estimated to be $42,369  and $44,352, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

W. Investments in Special Purpose Acquisition Companies ("SPACs") Sponsor Entities

The Company invests in the sponsor entities of SPACs.  Sponsor entities are limited liability companies (each an "LLC") that pool their members' interests and invest in the private placement of a SPAC.  The SPAC will also raise funds in a public offering and seek to complete a business combination within an agreed upon time frame.  The SPAC will use the proceeds raised from the private placement to pay transaction and operating expenses during the period it is seeking a business combination.  The proceeds of the public offering are placed in an interest bearing trust and can only be used to complete the business combination.  Generally, the public investors must approve any business combination prior to its effectiveness.  If a business combination is not completed within the agreed upon time frame, the SPAC will liquidate and return the public investors' investment to them.  If there are funds remaining after liquidation, the sponsor entities may receive some portion of their investment back, but it is likely they will suffer a total loss of their investment.  If the business combination is completed, the sponsor entities' private placement in the SPAC entitles them to a combination of unrestricted common stock, restricted common stock, and (in some cases) warrants of the post-business combination SPAC (which is a publicly traded company).  The following summarizes the Company's accounting policies related to its investments in these entities:

•	The sponsor entities are LLCs that give all important decision making rights to their respective managing member. Furthermore, the other members of the LLC cannot replace the managing member. Accordingly, the Company has concluded that the sponsor entities are VIEs and the managing member has the power to direct its most important economic activities. In all cases where the Company was the managing member of a sponsor entity, it also had a significant economic interest in such sponsor entity and therefore consolidated such sponsor entity.
•	In all cases where the Company consolidated a sponsor entity, it has determined that the sponsor entity's private placement investment in the SPAC that it sponsored should be treated as an equity method investment during the SPAC's pre-business combination period. Furthermore, due to the difficulty of determining the fair value of such an investment in the SPAC's pre-business combination period, the Company has chosen not to elect the fair value option.
•	If a SPAC completed its business combination, the sponsor entity's investment in the SPAC was converted to a combination of unrestricted and restricted shares in the post-business combination SPAC. At this point (assuming the Company consolidated the sponsor entity), the Company accounted for the shares received at fair value. The Company reclassified any remaining equity method investment to other investments, at fair value and recorded principal transactions income for the difference. The Company recorded non-controlling interest expense for the SPAC shares that were distributable to the non-controlling interest holders of the sponsor entity. The fair value of the unrestricted shares received is equal to the public trading price of the SPAC on the date of the business combination. Depending on the nature of restrictions imposed, the fair value of the restricted shares received may be adjusted downwards from the public trading price. In the case of a SPAC business combination where the Company consolidated the sponsor entity, generally there is also an equity-based compensation entry to be recorded at the date of the business combination. See the equity-based compensation section above. The Company will continue to mark the sponsor entity's investment in the SPAC to market and record principal transactions income or loss and offsetting non-controlling interest income or expense until the sponsor entity itself distributes all of the SPAC shares it owns to its members and liquidates. At that point, the Company holds the SPAC shares directly (rather than through a consolidated subsidiary) and records principal transaction income and loss until the SPAC shares are liquidated.
•	The Company also invested in sponsor entities that it does not consolidate because it was not the managing member of such sponsor entity or otherwise did not have the power to direct the sponsor entity's most important activities. In these cases, the Company treated its investment in the sponsor entity as an equity method investment. Furthermore, because of the difficulty of determining the fair value of such an investment in the applicable SPAC's pre-business combination period, the Company has chosen not to elect the fair value option.
•	If a SPAC completed a business combination and the Company had an equity method investment in the associated sponsor entity, upon completing a business combination, the sponsor entity recorded income equal to the difference between the fair value of the restricted and unrestricted shares it received and the carrying value of its equity method investment in the SPAC. The Company recognized its share of this gain as income from equity method affiliates. The sponsor entity continued to mark its investment in the SPAC to market after the business combination and the Company recognized its share of the change in fair value as income or loss from equity method affiliates. Once the sponsor entity distributed the Company's share of the SPAC shares it owned, the Company reclassified its investment from investment in equity method affiliate to other investments, at fair value as the Company held the SPAC shares directly (rather than through an equity method investee). The Company then recorded principal transactions income and loss until the SPAC shares are liquidated.
•	If a SPAC liquidated and the Company had an investment in it (either directly in the case of consolidated sponsor entities or indirectly in the case of equity method sponsor entities), the Company wrote off its remaining equity method balance and recorded a loss on its equity method investment. In the case of consolidated sponsor entities, the Company recorded an offsetting entry to non-controlling interest.

Y. Recent Accounting Developments

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statements.  The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU require that an entity capitalize software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). In evaluating the probable-to complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting  (Topic 270) Narrow- Scope Improvements.  The amendments in this ASU do not change the fundamental nature of interim reporting or expand or reduce current interim disclosure. The amendments in this ASU clarify the guidance in ASC Topic 270 by providing a comprehensive list of required interim disclosures and codifying a disclosure principle that requires the Company to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on its consolidated financial statements. The amendments in this ASU are effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. (Topic 815) The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

4. OTHER RECENT EVENTS

Columbus Circle Capital Corp I

On May 19, 2025, Columbus Circle Capital Corp I (the "Columbus Circle SPAC"), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 25,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option.

On June 23, 2025, the Columbus Circle SPAC entered into a definitive business combination agreement with ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), ProCap Financial, Inc., a Delaware corporation (“ProCap Financial”), Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc., d/b/a Professional Capital Management, a Delaware corporation (the "Business Combination Agreement"). Pursuant to the transactions contemplated by the Business Combination Agreement (the “Business Combination”), the Columbus Circle SPAC and ProCap BTC would merge into SPAC Merger Sub and Company Merger Sub, respectively, and become wholly-owned subsidiaries of ProCap Financial, and ProCap Financial became a publicly traded company. Proceeds from the proposed Business Combination, if any, after satisfaction of redemption payments to the Columbus Circle SPAC’s public shareholders and transaction expenses, were expected to be used by ProCap Financial to purchase bitcoin, in connection with ProCap Financial’s business plans and strategies.

On December 5, 2025, the transactions contemplated by the Business Combination were consummated (the “Closing”). Upon the Closing, Columbus Circle SPAC and ProCap BTC merged into SPAC Merger Sub and Company Merger Sub, respectively, and became wholly-owned subsidiaries of ProCap Financial. ProCap Financial became the go-forward company following the Closing. ProCap Financials’ common stock and warrants commenced trading on the Nasdaq Global Market on December 8, 2025 under the symbols “BRR” and “BRRWW,” respectively.

From May 19, 2025 until December 5, 2025, the Company consolidated the sponsor of the Columbus Circle SPAC, which treated its investment in the Columbus Circle SPAC under the equity method of accounting.  The sponsor distributed all of its assets and ceased operations in December 2025.  The following table shows the impact that the consolidation of the Columbus Circle SPAC sponsor had to the Company's statement of operations during 2025.

2025
Revenues
Principal transactions and other income	$32,240
Total revenue	32,240

Operating expenses
Compensation and benefits	15,671
Total operating expenses	15,671

Operating income / (loss)	16,569

Non-operating income / (expense)

Income / (loss) from equity method affiliates	(2,675)
Income / (loss) before income taxes	13,894
Income tax expense / (benefit)	-
Net income / (loss)	13,894
Less: Net income (loss) attributable to the non-convertible non-controlling interest	5,854
Enterprise net income (loss)	8,040
Less: Net income (loss) attributable to the convertible non-controlling interest	-
Net income / (loss) attributable to Cohen & Company Inc.	$8,040

The compensation incurred above represented share-based compensation recognized upon completion of the business combination.  See note 3 for the discussion of our accounting policy related to equity compensation for SPACs that the Company sponsors.

As of December 31, 2025, the Company held 2,151,666 shares of BRR which were allocated to the Company by the sponsor of the Columbus Circle Spac.  The Company carried at a value of $7,595 as a component of other investments, at fair value in the Company's consolidated balance sheet.  The BRR shares are subject to certain transfer restrictions, which restrictions will lapse and the BRR shares will no longer be subject to these transfer restrictions upon the earliest to occur of the following: (i) the second anniversary of the Closing, (ii) if the closing price of ProCap Financials’ common stock equals or exceeds $10.21 per share (subject to customary adjustments) for any 20 trading days within any consecutive 30-trading day period, and (iii) if the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period equals or exceeds $140 during any five-day period. Any further change in value of these shares until final liquidation will be recorded as principal transactions gain or loss in the Company's consolidated statement of operations.  The Company recorded a loss of ($452) related to the BRR shares from the date received until December 31, 2025.

In addition, the Company served as underwriter and advisor to the Columbus Circle SPAC.  See note 31.  As partial consideration for these services, the Company received 392,000 shares of BRR and 196,000 warrants.  The shares and warrants are carried at a value of $1,521 and included as a component of other investments, at fair value in the consolidated balance sheet.

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

During the year ended December 31, 2025, the Company received all required consents with respect to the MTA Closing, and all of the MTA Closings were consummated.  No further MTA Closings will occur.  The Company recorded a gain of $2,734, which represented the sale price of $3,500 less offsets of $766, which represented management fees received by the Company subsequent to March 1, 2025.

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

Effective September 1, 2024, the Company entered into a redemption agreement with the JKD Investor (the “Redemption Agreement”), pursuant to which the Operating LLC redeemed the JKD Investment Agreement in its entirety.  As of September 1, 2024, the investment balance of the JKD Investment Agreement was $7,719. Pursuant to the Redemption Agreement, the Company (i) paid $2,573 of the investment balance in cash and (ii) issued a senior promissory note (the “2024 Note”) in the aggregate principal amount of $5,146, representing the remaining balance then-payable under the JKD Investment Agreement. The 2024 Note bears interest at 12% and its principal was to be repaid as follows: (i) $2,573 of the principal amount was to be due and payable on August 31, 2025, and (ii) $2,573 will be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice to the holder of the 2024 Note, be prepaid in whole or in part without penalty or premium.  The Company prepaid the $2,573 of the principal amount that was otherwise due under the 2024 Note on August 31, 2025 on June 30, 2025.  See notes 20 and 31.

5. INVESTMENT BANKING AND NEW ISSUE AND NET TRADING

INVESTMENT BANKING AND NEW ISSUE

(Dollars in Thousands)

	Year Ended December 31, 2025
	Cash	Non Cash	Total
CCM - Underwriting	$46,995	$14,633	$61,628
CCM - Advisory and other new issue	90,258	217,765	308,023
Other - Origination	3,916	-	3,916
Total	$141,169	$232,398	$373,567
Gains / (losses) on CCM financial instruments received as non-cash consideration			(185,959)
Investment banking and new issue			$187,608

	Year Ended December 31, 2024
	Cash	Non Cash	Net
CCM - Underwriting	$4,733	$1,423	$6,156
CCM - Advisory and other new issue	32,495	22,915	55,410
Other - Origination	1,856	-	1,856
Total	$39,084	$24,338	$63,422
Gains / (losses) on CCM financial instruments received as non-cash consideration			(22,644)
Investment banking and new issue			$40,778

	Year Ended December 31, 2023
	Cash	Non Cash	Net
CCM - Underwriting	$-	$-	$-
CCM - Advisory and other new issue	7,925	18,248	26,173
Other - Origination	2,091	-	2,091
Total	$10,016	$18,248	$28,264
Gains / (losses) on CCM financial instruments received as non-cash consideration			(4,312)
Investment banking and new issue			$23,952

As of December 31, 2025, the Company has a balance of $34,207 included as a component of other investments, at fair value, representing the remaining carrying amount of the financial instruments received as noncash investment banking and new issue revenue. In terms of the remaining exposure to the Company from monetization of these amounts, this would represent the gross potential loss the Company could incur if these assets were liquidated for $0.  However, the Company has also accrued $18,467 in compensation to employees related to these amounts. The amount finally due to the employees is based on the final monetized amount (see note 11). The amount of compensation accrued presumes these investments are monetized for their carrying amount. Therefore, if the $34,207 of other investments, at fair value, were liquidated for $0, the net loss for the Company would be $15,740.

Net trading consisted of the following in the periods presented.

NET TRADING
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net realized gains / (losses)- trading inventory	$26,023	$19,163	$18,962
Net unrealized gains / (losses)-trading inventory	2,341	1,742	(2,087)
Gains and losses	28,364	20,905	16,875

Interest income-trading inventory	3,845	4,375	4,250
Interest income-reverse repos	34,893	37,958	28,238
Interest income	38,738	42,333	32,488

Interest expense-repos	(32,766)	(34,496)	(25,072)
Interest expense-margin payable	(2,449)	(3,852)	(6,267)
Interest expense	(35,215)	(38,348)	(31,339)

Other trading revenue	15,460	11,519	12,902

Net trading	$47,347	$36,409	$30,926

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  For discussion of margin payable, see note 6. Other trading revenue is primarily comprised of revenue earned on the Company's agency repo business. See note 11.

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	3,281	2,263
Receivable from clearing organizations	42,663	43,137
Receivables from brokers, dealers, and clearing agencies	$46,194	$45,650

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Margin payable	$4	$66,655
Payables to brokers, dealers, and clearing agencies	$4	$66,655

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

Receivables from clearing agencies are primarily comprised of cash received by the Company upon execution of short trades that are restricted from withdrawal by the clearing agent.

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio and the related accrued interest.  As of December 31, 2025, the Company had no margin payable to Perching LLC; the amount shown in the table above represents interest expense on a margin loan balance during the month of December 2025. See note 5 for interest expense incurred on margin payable. All of the Company's securities included in investments-trading and a portion of the Company's securities included in other investments, at fair value serve as collateral for this margin loan.  See note 8.

7. OTHER RECEIVABLES

Other receivables consisted of the following.

OTHER RECEIVABLES
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Investment banking and new issue	$3,625	$3,408
Allowance for credit losses	(1,000)	(2,250)
Investment banking and new issue, net	2,625	1,158
Asset management fees receivable	3,619	2,183
Accrued interest receivable	977	1,595
Agency repo income receivable	853	522
Miscellaneous other receivables	822	1,068
Other receivables	$8,896	$6,526

Investment banking and new issue receivable represent amounts owed from various counterparties for services rendered.  Investment banking and new issue revenue is recognized when the Company’s performance obligations have been satisfied, and collectability is reasonably assured.  However, in certain cases, collectability becomes doubtful at a later date.  At each reporting period, the Company assesses the collectability of its investment banking and new issue receivables.  Each receivable is unique and does not share similar characteristics to be pooled so they are evaluated on an individual basis.  The Company records an allowance when, in management’s judgement, one is necessary for credit losses.  During 2025, the Company recorded a provision for bad debt expense of $1,677, which is included as a component of professional fees and other operating expenses in the statement of operations, and fully wrote off $2,928 of receivables. During 2024, the Company recorded a provision for credit losses of $2,556, which is included as a component of professional fees and other operating expenses in the statement of operations, and fully wrote off $306 of receivables.  It is the Company's policy to fully write off the receivable and related allowance when it has abandoned collection efforts.

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

8. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Corporate bonds and redeemable preferred stock	$18,449	$27,043
Derivatives	4,651	4,836
Equity securities	10,424	965
Foreign government bond	-	88
Municipal bonds	3,813	19,914
RMBS	3	5
SBA loans	43,090	28,328
U.S. government agency MBS and CMOs	42,471	45,911
U.S. government agency debt securities	17,675	21,242
Investments-trading	$140,576	$148,332

Substantially all of the Company's investments-trading other than SBA loans serve as collateral for the Company's margin loan payable. See note 6. The SBA loans serve as collateral for the Company's repurchase obligations.  See note 11.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Corporate bonds and redeemable preferred stock	$8,107	$7,342
Derivatives	4,245	4,050
Equity securities	463	83
U.S. government agency debt securities	-	40
U.S. Treasury securities	23,802	24,917
Trading securities sold, not yet purchased	$36,617	$36,432

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading and trading securities sold, not yet purchased.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Equity securities	$21,457	$11,072
Placement units and warrants	19,997	1,587
Corporate bonds	535	531
Notes receivable	2,783	11,250
Interests in SPVs	-	1,565
CK Capital Value Fund	1,171	-
CREO JV	8,940	6,432
U.S. Insurance JV	2,375	2,825
Other investments, at fair value	$57,258	$35,262

As of  December 31, 2025, there were no share forward arrangements (“SFAs”) entered into by the Company. As of December 31, 2024, $470 of equity securities represented long positions related to SFAs entered into by the Company.

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

A total of $2,439 and $1,721 of the amounts shown in other investments, at fair value above serve as collateral for the Company's margin loan payable for the years ended December 31, 2025 and 2024, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased

OTHER INVESTMENTS SOLD, NOT YET PURCHASED
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Equity securities	$-	$1,181
Equity derivatives	-	470
Other investments sold, not yet purchased	$-	$1,651

9. FAIR VALUE DISCLOSURES

Fair Value Option

The Company has elected to account for certain of its other financial assets at fair value under the fair value option provisions of ASC 825. The primary reason for electing the fair value option was to reduce the burden of monitoring the differences between the cost and the fair value of the Company’s investments, that would otherwise be classified as available for sale securities, including the assessment as to whether the declines are temporary in nature and to further remove an element of management judgment.

Such financial assets accounted for at fair value include:

•	securities that would otherwise qualify for available for sale treatment; and
•	investments in equity method affiliates that have the attributes in ASC 946-10-15-2 (commonly referred to as investment companies) or that have fair values that are readily determinable.

The changes in fair value (realized and unrealized gains and losses) of these instruments for which the Company has elected the fair value option are recorded in principal transactions and other income in the consolidated statements of operations if acquired as part of the Company's principal investing activities or investment banking and new issue if they were acquired as part of CCM's activities.  All of the investments for which the Company has elected the fair value option are included as a component of other investments, at fair value in the consolidated balance sheets.

The Company recognized net gains (losses) of ($156,783), ($62,560), and ($92,931) related to changes in fair value of investments that were included as a component of other investments, at fair value during the years ended December 31, 2025, 2024, and 2023, respectively. The Company recognized net gains (losses) of $1,118, $29,658, and $107,816 related to changes in fair value of investments that are included as a component of other investments, sold not yet purchased during the years ended December 31, 2025, 2024, and 2023, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of  December 31, 2025 and 2024, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2025
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$18,449	$-	$18,449	$-
Derivatives	4,651	-	4,651	-
Equity securities	10,424	10,369	55	-
Municipal bonds	3,813	-	3,813	-
RMBS	3	-	3	-
SBA loans	43,090	-	43,090	-
U.S. government agency MBS and CMOs	42,471	-	42,471	-
U.S. government agency debt securities	17,675	-	17,675	-
Total investments - trading	$140,576	$10,369	$130,207	$-

Other investments, at fair value:
Equity securities	$21,457	19,831	$1,626	$-
Placement units and warrants	19,997	-	19,997	-
Corporate bonds and redeemable preferred stock	535	-	535	-
Notes receivable	2,783	-	2,783	-
	44,772	$19,831	$24,941	$-
Investments measured at NAV (1)	12,486
Total other investments, at fair value	$57,258

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$8,107	$-	$8,107	$-
Derivatives	4,245	-	4,245	-
Equity securities	463	463	-	-
U.S. Treasury securities	23,802	23,802	-	-
Total trading securities sold, not yet purchased	$36,617	$24,265	$12,352	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV, CREO JV, and CK Capital Value Fund.  The U.S. Insurance JV invests in U.S. Dollar ("USD") denominated debt issued by small insurance and reinsurance companies.  The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans.  The CK Capital Value Fund invests primarily in office buildings in the Netherlands. According to ASC 820, these investments are not categorized within the valuation hierarchy.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
As of December 31, 2024
(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Other Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$27,043	$-	$27,043	$-
Derivatives	4,836	-	4,836	-
Equity securities	965	352	613	-
Foreign government bond	88	-	88	-
Municipal bonds	19,914	-	19,914	-
RMBS	5	-	5	-
SBA loans	28,328	-	28,328	-
U.S. government agency MBS and CMOs	45,911	-	45,911	-
U.S. government agency debt securities	21,242	-	21,242	-
Total investments - trading	$148,332	$352	$147,980	$-

Other investments, at fair value:
Equity securities	$11,072	$8,231	$2,841	$-
Placement units and warrants	1,587	-	1,587
Corporate bonds and redeemable preferred stock	531	-	531	-
Notes receivable	11,250		11,250
Interests in SPVs	1,565		1,565
	26,005	$8,231	$17,774	$-
Investments measured at NAV (1)	9,257
Total other investments, at fair value	$35,262

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$7,342	$-	$7,342	$-
Derivatives	4,050	-	4,050	-
Equity securities	83	83	-	-
U.S. government agency debt securities	40	-	40	-
U.S. Treasury securities	24,917	24,917	-	-
Total trading securities sold, not yet purchased	$36,432	$25,000	$11,432	$-

Other investments, sold not yet purchased:
Equity securities	$1,181	$1,181	$-	$-
Share forward liabilities	470	-	470	-
Total other investments, sold not yet purchased	$1,651	$1,181	$470	$-

(1)

 As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in the U.S. Insurance JV and CREO JV. The U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies.  The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

Equity Securities: The fair value of equity securities that represent equity investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) is determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange and classified within level 1 of the valuation hierarchy.

The fair value of equity securities that represent restricted investments in publicly traded companies is generally valued using a model.  The valuation will be considered level 2 if the inputs to the model are observable.  Otherwise, it will be considered a level 3 valuation.

Equity Securities Without Readily Determinable Fair Value: From time to time, the Company invests in equity securities that do not have a readily determinable fair value that also do not qualify for equity method accounting or the practical expedient for investments in investment companies that are measured at NAV.  In those cases, the Company utilizes the measurement alternative of ASC 321-10-35-2.  This alternative allows the Company to carry the investment at cost minus impairment.  If the Company observes a market transaction for an identical or similar instrument, it will adjust the carrying value of the equity security.  These securities are included as a component of other investments, at fair value.   When measured at fair value using an orderly observable market transaction, it will generally be classified as level 1 in the valuation hierarchy.  Otherwise, it will be classified as level 2 of the valuation hierarchy.

Notes Receivable: Notes receivable include convertible and non-convertible notes. The Company values these instruments using a model.  The main input is the risk-based cash flow discount rate.  When the receivable is convertible into counterparty equity, additional inputs include the counterparty’s share price, volatility, and the risk free rate of return. The inputs to this model are observable so the Company classifies these securities within level 2 of the valuation hierarchy.

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

Placement Units and Warrants: Placement units and warrants represent equity interests in a SPAC that do not have redemption rights in the SPAC trust; so, they will generally become worthless if the SPAC does not complete a business combination within its allotted timeframe.  They are not publicly traded.  Upon completion of a business combination, these become publicly traded and the Company records them as a component of equity securities until liquidated.  Placement units are all valued by a financial model and considered a level 2 valuation.  Placement warrants sometimes match the exact terms of the publicly traded warrants of the SPAC (which also do not have redemption rights).  In those cases, the Company uses the public warrant price to determine fair value.  However, because the warrants the Company holds are not publicly traded, the Company considers it a level 2 valuation.  If the terms are different from the public warrant, the Company will determine fair value using a model and consider it a level 2 or level 3 valuation depending on the observability of the model inputs.

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

Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of ASC 820 have been applied), which are measured at fair value on a recurring basis as of December 31, 2025 and 2024.

FAIR VALUE MEASUREMENTS OF INVESTMENTS IN CERTAIN ENTITIES
THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)
(Dollars in Thousands)

	December 31, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CK Capital Value Fund (a)	$1,171	N/A	N/A	N/A
CREO JV (b)	8,940	$7,268	N/A	N/A
U.S. Insurance JV (c)	2,375	N/A	N/A	N/A
	$12,486

	December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CREO JV (b)	$6,432	$10,118	N/A	N/A
U.S. Insurance JV (c)	2,825	N/A	N/A	N/A
	$9,257

N/A – Not applicable.

(a)	CK Capital Value Fund invests primarily in office buildings in the Netherlands.
(b)	The CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans.
(c)	The U.S. Insurance JV invests in USD denominated debt issued by small and medium sized insurance and reinsurance companies.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company may, from time to time, enter into the following derivative instruments.

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2025 and December 31, 2024, the Company had no options. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in receivables that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  December 31, 2025 and December 31, 2024, the Company had equity derivatives included in other investments at fair value of $73 and $73, respectively.

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

The Company carries the TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At December 31, 2025, the Company had open TBA and other forward MBS purchase agreements in the notional amount of $1,179,500 and open TBA and other forward MBS sale agreements in the notional amount of $1,197,975. At December 31, 2024, the Company had open TBA and other forward agency MBS purchase agreements in the notional amount of $852,450 and open TBA and other forward agency MBS sale agreements in the notional amount of $883,900.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not settle in the regular time period, the Company will account for that purchase and sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price.  As of December 31, 2025 and 2024, the Company had no open forward purchase sale commitments.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries the foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of December 31, 2025 and 2024, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) presented in the consolidated balance sheets as of December 31, 2025 and 2024.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION
(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Classification	December 31, 2025	December 31, 2024
TBAs and other forward agency MBS	Investments-trading	$4,651	$4,836
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(4,245)	(4,050)
Equity derivatives	Other investments, at fair value	19,997	1,587
Share forward liabilities	Other investments sold, not yet purchased, at fair value	-	(470)
		$20,403	$1,903

The following table presents the Company’s derivative financial instruments and the amount and location of the net gain (loss) recognized in the consolidated statement of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION
(Dollars in Thousands)

		For the Year Ended December 31,
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC 815	Income Statement Classification	2025	2024	2023
TBAs and other forward agency MBS	Revenues-net trading	$3,039	$5,230	$3,933
Equity derivatives	Principal transactions and other income (loss)	2,586	(11)	603
Share forward liabilities	Principal transactions and other income (loss)	-	22,871	108,084
		$5,625	$28,090	$112,620

The share forward liabilities offset certain long positions included as a component of other investments, at fair value.  The offsetting long positions had income / (loss) of $0, ( $20,919), and ( $83,707) for the twelve months ended December 31, 2025, 2024, and  2023, respectively.

SFAs

The Company had engaged in several transactions known as SFAs. In a typical SFA transaction, the Company acquires an interest in a publicly traded company (referred to as the “SFA Counterparty”) through open market purchases, direct acquisitions from the SFA Counterparty, or a combination thereof. These interests can take the form of unrestricted common shares, restricted common shares, equity derivatives, or notes receivable. Upon acquiring these interests, the Company enters into an SFA derivative arrangement with the SFA Counterparty. In cases where the Company acquires its interests in the SFA Counterparty through open market purchases, the SFA generally requires an up-front payment to the Company from the SFA Counterparty. The amount of this payment equals the cost paid by the Company paid for those interests, less a shortfall amount in certain cases. To fund the shortfall portion of the initial investment, the Company will utilize available cash on hand or available financing.

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

The Company accounts for SFA transactions as follows.

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

The following table shows the carrying value of the assets and liabilities of SFA transactions as of the reporting period dates.

SHARE FORWARD ARRANGEMENTS

(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Equity securities	$-	$470
Net fair value of share forward arrangements	$-	$470

The Company entered into SFAs primarily through its consolidated subsidiary, Vellar GP.  See notes 4 and 31 for a discussion of the sale of the Company's interest in Vellar GP. Therefore, the Company does not expect to have significant SFA activity in the future.

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

Other Repo Transactions

In addition to the Company’s gestation book repo business, the Company may also enter into reverse repos to acquire securities to cover short positions or as an investment. Additionally, the Company may enter into repos to finance the Company’s securities positions held in inventory.  These repo and reverse repo agreements are generally cleared on a bilateral or triparty basis; no clearing broker is involved.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been, and continues to be, concentrated as to reverse repo counterparties.  The Company conducts this business with a limited number of reverse repo counterparties.  As of December 31, 2025 and 2024, the Company’s gestation reverse repos shown in the tables below represented balances from 2 and 7 counterparties, respectively.  The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

Repo Information

As of  December 31, 2025 and 2024, the Company held reverse repos of $357,408 and $668,259, respectively, and the fair value of securities and cash received as collateral under reverse repos was $360,586 and $673,684, respectively.

As of  December 31, 2025 and 2024, the Company had repos of $400,391 and $695,966, respectively, and the fair value of securities pledged as collateral under repos was $407,075 and $700,202, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

The total net revenue earned by the Company on its gestation repo business (net interest and fee revenue) was $19,213, $15,151, and $16,068, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

SECURED BORROWINGS
(Dollars in Thousands)
December 31, 2025

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$357,322	$-	$-	$357,322
SBA loans	43,069	-	-	-	43,069
	$43,069	$357,322	$-	$-	$400,391

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
Collateral Type:	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
MBS (gestation repo)	$-	$357,408	$-	$-	$357,408

The weighted average interest rate of the repurchase agreements outstanding as of  December 31, 2025 was 4.47%. The weighted average interest rate of the reverse repurchase agreements outstanding as of December 31, 2025 was 4.98%.

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

INVESTMENTS IN EQUITY METHOD AFFILIATES
(Dollars in Thousands)

	Dutch Real Estate Entities	Columbus Circle SPAC	SPAC Sponsor Entities and Other	Total
December 31, 2022	$5,530	$-	$3,399	$8,929
Investments / advances	-	-	1,896	1,896
Distributions / repayments	-	-	(2,091)	(2,091)
Reclasses to (from)	-	-	(10,102)	(10,102)
Earnings / (loss) realized	334	-	15,275	15,609
December 31, 2023	5,864	-	8,377	14,241
Investments / advances	-	-	236	236
Distributions / repayments	-	-	(1,026)	(1,026)
Reclasses to (from)	-	-	(11,725)	(11,725)
Earnings / (loss) realized	(759)	-	22,463	21,704
December 31, 2024	5,105	-	18,325	23,430
Investments / advances	-	3,467	-	3,467
Distributions / repayments	-	-	(1,587)	(1,587)
Reclasses to (from)	-	-	(1,886)	(1,886)
Earnings / (loss) realized	634	(3,467)	(13,930)	(16,763)
December 31, 2025	$5,739	$-	$922	$6,661

Dutch Real Estate Entities includes: (i) Amersfoort Office Investment I Coöperatief U.A. (“AOI”), a company based in the Netherlands that invests in real estate, and (ii) CK Capital Partners B.V. (“CK Capital”), a company based in the Netherlands that manages investments in real estate.

Columbus Circle SPAC represents the Company's equity method investment in the Columbus Circle SPAC. See note 4. The amount includes a total investment of $3,467, which includes the non-controlling investment of the Sponsor of the Columbus Circle SPAC.

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

The following tables show certain summary financial data of all the Company's equity method investees.  These amounts include all equity method investees whether accounted for under the equity method or at fair value.  All information is presented on a combined basis

	December 31, 2025	December 31, 2024
Total Assets	$494,662	$620,512

Liabilities	$194,512	$317,160
Equity allocable to the controlling interest	300,025	303,227
Noncontrolling interest	125	125
Total Equity	300,150	303,352
Total Liabilities & Equity	$494,662	$620,512

	Year Ended December 31,
	2025	2024	2023

Net income/(loss)	$(13,826)	$19,618	$17,858
Net income/(loss) attributable to the investee	$(13,841)	$19,603	$17,843

13. GOODWILL

Goodwill is comprised of the following.

GOODWILL
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
AFN	$109	$109
Goodwill	$109	$109

The annual impairment testing date for AFN goodwill is October 1. The first testing date following the AFN Merger was October 1, 2010. The Company determined the goodwill was not impaired as of 2025, 2024, and 2023. The Company concluded there was no triggering event for the goodwill related to AFN.

14. LEASES

As of December 31, 2025, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.3 years.  The weighted average discount rate for the leases was 6.04%. Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES
(Dollars in Thousands)

December 31, 2025
2026	$2,876
2027	2,916
2028	2,826
2029	2,518
2030	2,100
Thereafter	8,516
Total	21,752
Less imputed interest	(4,793)
Lease obligation	$16,959

During the twelve months ended December 31, 2025 and 2024, total cash payments of $2,194 and $1,948, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

15. OTHER ASSETS

Other assets consisted of the following.

OTHER ASSETS
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Deferred costs	$297	$93
Prepaid expenses	2,116	2,305
Deposits	704	714
Furniture, equipment, and leasehold improvements, net	2,505	1,975
Intangible assets	166	166
Other assets	$5,788	$5,253

Deferred costs are costs incurred pending reimbursement from a third party upon closing of a transaction. Prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties that will be returned or offset upon satisfaction of a lease or other contractual arrangement.  Intangible assets represent the carrying value of the Cohen Securities' broker-dealer license.

16. FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Furniture, equipment, and leasehold improvements, net, which are included as a component of other assets on the consolidated balance sheets, were as follows.

FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
(Dollars in Thousands)

	Estimated Useful Lives (In Years)	December 31, 2025	December 31, 2024
Furniture and equipment	3 to 5	$5,269	$4,150
Leasehold improvements	5 to 10	894	756
		6,163	4,906
Accumulated depreciation		(3,658)	(2,931)
Furniture, equipment, and leasehold improvements, net		$2,505	$1,975

For the year ended December 31, 2025, the Company wrote-off fully depreciated furniture, equipment, and leasehold improvements of $0.

The Company recognized depreciation and amortization expense of $724, $556, and $563 for the years ended December 31, 2025, 2024, and 2023, respectively, as a component of depreciation and amortization on the consolidated statements of operations, all of which represented depreciation of furniture, equipment, and leasehold improvements.

17. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Accounts payable	$704	$812
Accrued income tax	1,248	284
Accrued interest payable	535	651
Accrued interest on securities sold, not yet purchased	222	225
Payroll taxes payable	4,733	2,056
Cash collateral held from repo and or reverse repo counterparties	-	3,930
Accrued dividends and distributions	6,695	-
Accrued expense and other liabilities	3,807	2,955
Accounts payable and other liabilities	$17,944	$10,913

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

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$6	$59
Other receivables	-	19
Receivables from brokers, dealers, and clearing agencies	-	2,154
Other investments, at fair value	142	5,680
Investment in equity method affiliates	896	15,881
Accounts payable and other liabilities	-	(4)
Other investments sold, not yet purchased	-	(1,591)
Non-controlling interest	(434)	(11,460)
Investment in consolidated VIEs	$610	$10,738

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in the consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are unconsolidated investments in several VIEs.  In each case, the Company determined that it was not the primary beneficiary. The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  December 31, 2025 and 2024, there were $7,268 and $10,118, respectively, of unfunded investment commitments to VIEs in which the Company has invested.  Other than its investment in these entities, the Company did not provide financial support to these VIEs during the years ended December 31, 2025 and 2024, and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2025 and 2024.  See table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 20) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2025 and 2024.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Other investments, at fair value	$12,486	$10,822
Investments in equity method affiliates	27	2,466
Maximum Exposure	$12,513	$13,288

19.  ACCRUED COMPENSATION

 Accrued compensation consisted of the following.

ACCRUED COMPENSATION

(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Non-cash incentive compensation payable	$18,467	$769
Executive deferred compensation	7,680	1,500
Other compensation	66,542	15,501
Accrued compensation	$92,689	$17,770

Non-cash incentive compensation payable is the amount of accrued bonus that relates to the carry value of the Company's financial instruments that are reported on Company's consolidated balance sheets.  These amounts are due to the employee when the related other investment, at fair value is sold by the Company.

Executive deferred compensation represents compensation that the Company has agreed to pay executive management over a fixed period of time.

Accrued compensation represents normal employee salary compensation and other incentive compensation.

20. DEBT

DETAIL OF DEBT
(Dollars in Thousands)

Description	December 31, 2025	December 31, 2024	Interest Rate Terms	Interest (2)	Maturity
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$5,146	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	4,500	4,500	Fixed	12.00%	January 2026

Junior subordinated notes (1):
Alesco Capital Trust I	28,125	28,125	Variable	8.10%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.10%	March 2035
Less unamortized discount	(22,303)	(22,867)
	25,822	25,258
Byline Credit Facility	-	-	Variable	N/A	June 2026
Total	$32,895	$34,904

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of December 31, 2025 on a combined basis was 19.07% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

2024 Note

On September 1, 2024, pursuant to the Redemption Agreement, the Operating LLC issued to JKD Investor the 2024 Note, which evidenced the Operating LLC’s obligation to repay to the JKD Investor the original principal amount of $5,146. Pursuant to the 2024 Note, the unpaid principal amount and all accrued but unpaid interest thereunder will be due and payable as follows: (i) $2,573 of the principal amount would be due and payable on August 31, 2025, and (ii) $2,573 would be due and payable on August 31, 2026. The 2024 Note could, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2025, without the prior written consent of the holder and without penalty or premium. The Company prepaid the $2,573 of the principal amount otherwise due under the 2024 Note on August 31, 2025 on  June 30, 2025.

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

The remaining balance of the note was repaid at maturity on January 31, 2026.

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

Byline Credit Facility

On October 28, 2020, the Company entered into an unsecured line of credit with Byline Bank, as lender (the "Byline Credit Facility").  From October 28, 2020 to June 18, 2024, the Company and Byline Bank entered into several amendments that changed the terms such as: (i) interest rate; (ii) total line of credit; (iii) financial covenants; and (iv) maturity dates.  During that period, the Company complied with all financial covenants and all payment terms of the Byline Credit Facility and there were no defaults or events of default, thereunder during the period.

As of December 31, 2025, the Byline Credit Facility consisted of a single $15,000 unsecured line of credit under which Cohen Securities is the borrower and which is guaranteed by the Company, the Operating LLC, Cohen Securities Holdings, and Cohen Securities. Effective as of June 18, 2025, CCS and Byline Bank entered into the Third Amended and Restated Loan Agreement, pursuant to which (i) both the maturity date and the final date that loans can be made under the Byline Credit Facility were extended from June 18, 2025 to June 18, 2026 and (ii) the amount of Excess Net Capital that Cohen Securities must maintain was reduced from $40,000 to $30,000.

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

The Company is subject to the following financial covenants in the Byline Credit Facility.  As of December 31, 2025 and 2024, the Company was in compliance with all of the following  financial covenants.

1.	Cohen Securities’ tangible net worth as defined must exceed $70,000.
2.	Cohen Securities' excess net capital as defined in Rule 15c3-1 must exceed $30,000.
3.	The total amount drawn on the facility must not exceed 25% of Cohen Securities' tangible net worth as defined.

As of  December 31, 2025 and 2024, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants, thereunder.

Deferred Financing

The Company also incurred $100 of deferred financing costs associated with the Byline Credit Facility.   These costs were initially recorded as a component of other assets and are amortized to interest expense over the life of the line of credit using the straight-line method.

The Company recognized interest expense from deferred financing costs of $48, $0, and $222 for the years ended December 31, 2025, 2024, and 2023, respectively.

Interest Expense, Net

Interest expense incurred is shown in the table below by instrument for the years ended December 31, 2025, 2024, and 2023.

INTEREST EXPENSE
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Junior subordinated notes	$4,748	$4,695	$5,247
2020/2024 Notes	1,002	740	450
Byline Credit Facility	126	76	338
Redeemable Financial Instrument - JKD Capital I LTD	-	310	491
	$5,876	$5,821	$6,526

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

Preferred Stock

Series C Junior Participating Preferred Stock: Series C Junior Participating Preferred Stock (“Series C Preferred Stock”) was authorized by the Company’s board of directors in connection with the Stockholder Rights Plan discussed below. The Series C Preferred Stock has a par value of $0.001 per share and 10,000 shares were authorized as of December 31, 2025 and 2024.  The holders of Series C Preferred Stock are entitled to receive, when, as, and if declared by the Company’s board of directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first quarterly dividend payment date after the first issuance of a share or fraction of a share of Series C Preferred Stock. Dividends accrue and are cumulative. The holder of each share of Series C Preferred Stock is entitled to 10,000 votes on all matters submitted to a vote of the Company’s stockholders. Holders of Series C Preferred Stock are entitled to receive dividends, distributions or distributions upon liquidation, dissolution, or winding up of the Company in an amount equal to $100,000 per share of Series C Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions, whether or not declared, prior to payments made to holders of shares of stock ranking junior to the Series C Preferred Stock. The shares of Series C Preferred Stock are not redeemable. There were no shares of Series C Preferred Stock issued and outstanding as of December 31, 2025 and 2024.

Series E Voting Non-Convertible Preferred Stock:  Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof, to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every 10 shares of Series E Preferred Stock, the holders thereof are entitled to one vote on any such matter. Daniel G. Cohen, the Company’s executive chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock outstanding as of December 31, 2025. The Series E Preferred Stock held by Daniel G. Cohen gives him the same voting rights he would have if all of the Operating LLC units of membership interests held by him were exchanged for Common Stock on a ten for one basis and effectively gives him voting rights at the Company in the same proportion as his economic interest (as his units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series E Preferred Stock effectively enables Daniel G. Cohen to exercise approximately 10.2% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2025 (in addition to the voting power he holds through his common share ownership and Series F Preferred Stock (defined below).  The terms of the Series E Preferred Stock provide that, if the Company causes the redemption of or otherwise acquires any of the Operating LLC units owned by Daniel G. Cohen as of May 9, 2013, then the Company will redeem an equal number of shares of Series E Preferred Stock.  The Series E Preferred Stock is otherwise perpetual. As of December 31, 2025, there were 4,983,557 shares of Series E Preferred Stock issued and outstanding. See Non-Controlling Interest — Future Conversion / Redemption of Operating LLC Units below.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible (“Series F Preferred Stock”).  In conjunction with a previously disclosed securities purchase agreement, the Company issued 12,549,273 Series F Preferred Stock to Daniel G. Cohen and 9,880,268 Series F Preferred Stock to the DGC Trust.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote, together as a single class on all matters with respect to which a vote of the stockholders of the Corporation is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one (1) vote for every ten (10) shares of Series F Preferred Stock on each matter submitted to the Holders for their vote.  The Series F Preferred Stock held by Daniel G. Cohen and the DGC Trust give them the same voting rights they would have if all of the Operating LLC units of membership interests held by each were exchanged for Common Stock on a ten for one basis and effectively gives Daniel G. Cohen and the DGC Trust voting rights at the Company in the same proportion as their economic interest (as units of membership interests of the Operating LLC do not carry voting rights at the Company level).  The Series F Preferred Stock effectively enable Daniel G. Cohen and the DGC Trust to exercise approximately 46.0% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2025 (in addition to the voting power held through his common share ownership and Series E Preferred Stock ownership).  As of December 31, 2025, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.

Together, the Series E and Series F Preferred Stock enables Daniel G. Cohen and the DGC Trust to exercise approximately 56.3% of the voting power of the Company’s total shares outstanding that were entitled to vote as of December 31, 2025, in addition to the voting power held through Mr. Cohen’s common share ownership.

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

During the year ended December 31, 2025, no shares were sold by the Company in the open market pursuant to the Equity Agreement. During the year ended December 31, 2024, the Company sold 13,500 shares in the open market pursuant to the Equity Agreement for a total net sale price of $154.

Dividends and Distributions

During the year ended December 31, 2025, the Company declared  dividends of $3.00, which included a special cash dividend of $2.00 per share payable on January 22, 2026.  During the years ended December 31, 2024 and 2023, the Company paid cash dividends of $1.00 per share in both years.

In the aggregate, during 2025, the Company paid cash dividends of $2,131 and accrued dividends payable of $3,500.  In the aggregate during 2024 and 2023, the Company paid cash dividends on its outstanding Common Stock in the amounts of $1,873 and $1,750, respectively. Pro-rata distributions were made to the other members of the Operating LLC upon the payment of dividends to the Company’s stockholders. During 2025, 2024, and 2023, the Company paid cash distributions of $13,000, $4,819, and $4,344, respectively, to the holders of the non-controlling interest (that is, the members of the Operating LLC other than Cohen & Company Inc.).

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans.  Cohen Securities  is subject to net capital restrictions imposed by the SEC and FINRA, which require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit the Company’s ability to withdraw capital above the required minimum amounts (excess capital) whether through distribution or loan. CCFESA is regulated by the ACPR and subject to certain minimum levels of capital.

Shares Outstanding of Stockholders’ Equity of the Company

The following table summarizes share transactions that occurred in stockholders’ equity during the years ended December 31, 2025, 2024, and 2023.

ROLLFORWARD OF SHARES OUTSTANDING OF
COHEN & COMPANY INC.

	Common Stock	Restricted Stock	Total
December 31, 2022	1,433,283	341,059	1,774,342
Issuance as equity-based compensation	-	143,900	143,900
Vesting of shares	113,301	(113,301)	-
Shares withheld for employee taxes	(20,328)	-	(20,328)
Forfeiture / cancellation of restricted stock	-	(4,167)	(4,167)
December 31, 2023	1,526,256	367,491	1,893,747
Issuance of shares	13,500	-	13,500
Issuance as equity-based compensation	-	153,125	153,125
Vesting of shares	114,491	(114,491)	-
Shares withheld for employee taxes	(26,195)	-	(26,195)
Units exchanged for shares	7,209	-	7,209
Forfeiture / cancellation of restricted stock	-	(1,334)	(1,334)
December 31, 2024	1,635,261	404,791	2,040,052
Issuance as equity-based compensation	-	144,200	144,200
Vesting of shares	149,981	(149,981)	-
Shares withheld for employee taxes	(35,187)	-	(35,187)
Forfeiture / cancellation of restricted stock	-	(19,002)	(19,002)
December 31, 2025	1,750,055	380,008	2,130,063

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

On September 25, 2020, the agreement was amended to provide that the voting proxy shall be revoked in the event that Daniel G. Cohen and/or his affiliates cease to beneficially own a majority of the voting securities of the Company. See note and 31.

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

ROLLFORWARD OF UNITS OUTSTANDING OF
THE OPERATING LLC

	Cohen & Company Inc.	Daniel G. Cohen	DGC Trust	Others	Total
December 31, 2022	14,332,824	19,356,855	20,225,095	72,098	53,986,872
Issuance of Units under UIS Agreement, net	929,730	-	-	-	929,730
Vesting of units	-	967,830	-	470,330	1,438,160
Issuance of units under 2017 Convertible Note	-	(479,380)	-	(470,330)	(949,710)
December 31, 2023	15,262,554	19,845,305	20,225,095	72,098	55,405,052
Issuance of Units under UIS Agreement, net	1,090,048	-	-	-	1,090,048
Vesting of units	-	940,669	-	540,663	1,481,332
Redemption of convertible non-controlling interest units	-	(443,474)	-	(555,389)	(998,863)
December 31, 2024	16,352,602	20,342,500	20,225,095	57,372	56,977,569
Issuance of Units under UIS Agreement, net	1,147,940	-	-	-	1,147,940
Vesting of units	-	1,011,000	-	610,996	1,621,996
Redemption of convertible non-controlling interest units	-	(460,679)	-	(502,053)	(962,732)
December 31, 2025	17,500,542	20,892,821	20,225,095	166,315	58,784,773

The following table presents the impact to equity from Cohen & Company Inc.’s ownership interest in the Operating LLC.

	For the Year Ended December 31,
	2025	2024	2023
Net income / (loss) attributable to Cohen & Company Inc.	$14,431	$(129)	$(5,113)
Transfers (to) from the non-controlling interest:
Increase / (decrease) in Cohen & Company Inc.'s paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	590	679	636
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from non-controlling interest	$15,021	$550	$(4,477)

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

ROLLFORWARD OF NON-CONTROLLING INTERESTS
(Dollars in Thousands)

	Operating LLC	Columbus Circle SPAC	Other Consolidated Subsidiaries	Total
December 31, 2022	$47,270	$-	$17	$47,287
Non-controlling interest share of income	(4,078)	-	19,590	15,512
Other comprehensive income	61	-	-	61
Acquisition / (surrender) of additional units of consolidated subsidiary	(622)	-	-	(622)
Equity-based compensation	3,184	-	-	3,184
Shares withheld for employee taxes	(127)	-	-	(127)
Dividends/distributions to convertible non-controlling interest	(4,344)	-	-	(4,344)
Convertible non-controlling interest investment	(834)	-	-	(834)
Non-convertible non-controlling interest investment	-	-	39	39
Non-convertible non-controlling interest distributions	-	-	(10,041)	(10,041)
December 31, 2023	$40,510	$-	$9,605	$50,115
Non-controlling interest share of income (loss)	(357)	-	8,675	8,318
Other comprehensive income	(119)	-	-	(119)
Acquisition / (surrender) of additional units of consolidated subsidiary	(664)	-	-	(664)
Equity-based compensation	3,336	-	-	3,336
Shares withheld for employee taxes	(135)	-	-	(135)
Dividends/distributions to convertible non-controlling interest	(4,819)	-	-	(4,819)
Redemption of convertible non-controlling interest units	(659)	-	-	(659)
Non-convertible non-controlling interest distributions	-	-	(6,818)	(6,818)
December 31, 2024	$37,093	$-	$11,462	$48,555
Non-controlling interest share of income (loss)	27,616	5,853	(7,766)	25,703
Other comprehensive income	254	-	-	254
Acquisition / (surrender) of additional units of consolidated subsidiary	(576)	-	-	(576)
Equity-based compensation	3,194	15,671	-	18,865
Shares withheld for employee taxes	(241)	-	-	(241)
Dividends/distributions to convertible non-controlling interest	(14,818)	-	-	(14,818)
Redemption of convertible non-controlling interest units	(954)	-	-	(954)
Non-convertible non-controlling interest investment	-	2,669	-	2,669
Non-convertible non-controlling interest distributions	-	(24,193)	(3,258)	(27,451)
December 31, 2025	$51,568	$-	$438	$52,006

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

22. EQUITY-BASED COMPENSATION

The following table summarizes the amounts the Company recognized as equity-based compensation expense including restricted stock, restricted units, membership units of consolidated sponsor entities and stock options. These amounts are included as a component of compensation and benefits in the consolidated statements of operations. The remaining unrecognized compensation expense related to unvested awards at December 31, 2025 was $5,895 and the weighted average period of time over which this expense will be recognized is approximately 1.6 years.

EQUITY-BASED COMPENSATION INCLUDED IN COMPENSATION AND BENEFITS
(Dollars in Thousands)

	For the Year Ended December 31,
	2025	2024	2023
Equity-based compensation expense	$20,213	$4,668	$4,391
Non equity-based compensation expense	157,305	51,720	47,701
Total compensation and benefits	$177,518	$56,388	$52,092

The following table summarizes the equity-based compensation by plan.  Each plan is discussed in detail below.

DETAIL OF EQUITY-BASED COMPENSATION BY PLAN
(Dollars in Thousands)

	For the Year Ended December 31,
	2025	2024	2023
Restricted Stock or Units - 2020 Plan	$4,542	$4,668	$4,391
Membership interests in sponsor entities	15,671	-	-
Total equity-based compensation expense	$20,213	$4,668	$4,391

The Company’s 2020 Long-Term Incentive Plan – Restricted Common Stock, Restricted Units, and Stock Options

On April 7, 2020, the board of directors of the Company adopted a long-term incentive plan (the “2020 Long Term Incentive Plan”), which was approved by the Company’s stockholders at the Company’s annual meeting on June 18, 2020. On April 1, 2021 and June 9, 2021, the board of directors and the Company stockholders, respectively, approved Amendment No. 1 to the 2020 Long-Term Incentive Plan, which increased the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan from 600,000 shares of common stock to 1,200,000 shares of common stock. On  March 28, 2022 and June 2, 2022, the board of directors and the Company stockholders, respectively, approved Amendment No. 2, which increased the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan, as amended, from 1,200,000 shares of common stock to 1,900,000 shares of common stock.  On March 28, 2025 and June 4, 2025, the board of directors and the Company stockholders, respectively, approved Amendment No. 3 to the 2020 Long-Term Incentive Plan, which increased the maximum number of shares of common stock available for issuance under the 2020 Long-Term Incentive Plan from 1,900,000 shares of common stock to 2,500,000 shares of common stock. As of  December 31, 2025, 818,002 shares remain available to be issued under the Company's 2020 Long-term Incentive Plan. No award may be granted under the 2020 Long Term Incentive Plan after April 7, 2030.

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

RESTRICTED STOCK - SERVICE BASED VESTING

	Number of Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	341,059	$16.17
Granted	143,900	7.57
Vested	(113,301)	17.18
Forfeiture	(4,167)	11.65
Unvested at December 31, 2023	367,491	12.54
Granted	153,125	8.91
Vested	(114,491)	13.97
Forfeiture	(1,334)	8.81
Unvested at December 31, 2024	404,791	10.79
Granted	144,200	14.23
Vested	(149,981)	12.70
Forfeiture	(19,002)	8.82
Unvested at December 31, 2025	380,008	$11.44

OPERATING LLC RESTRICTED UNITS - SERVICE BASED VESTING

	Number of Restricted Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	6,541,490	$1.35
Granted	422,000	0.68
Vested	(1,438,160)	1.97
December 31, 2023	5,525,330	1.82
Granted	422,000	1.02
Vested	(1,481,332)	1.87
Unvested at December 31, 2024	4,465,998	1.73
Granted	422,000	1.68
Vested	(1,621,996)	1.77
Unvested at December 31, 2025	3,266,002	$1.71

During the years ended December 31, 2025, 2024, and 2023, the total fair value of all equity awards vested in each year based on the fair market value of the Common Stock on the vesting date was $3,105, $1,940, and $2,249, respectively.

The restricted shares and restricted units typically may vest quarterly, annually, or at the end of a specified term on a straight-line basis over the remaining term of the awards, assuming the recipient is continuing in service to the Company at such date, and, in the case of performance-based equity awards, the performance thresholds have been attained. In the case of director grants, the equity awards have no performance or service conditions.  In the cases of graded vesting, the Company typically expenses the grant on a straight-line basis if only service conditions are present but expenses on a graded basis if performance-based conditions are present. Upon vesting, restricted shares and units are entitled to receive any distributions or dividends that were declared subsequent to the grant date and up to the date of vesting.  Any restricted shares or units that do not vest do not receive distributions or dividends.  The Company accrues for these dividends and distributions on unvested shares and units when the dividends or distributions are declared.  This liability is included as a component of accounts payable and other liabilities in the consolidated balance sheet.  When restricted shares or units are forfeited, any accrued dividends and distributions that were accrued are reversed.

SPONSOR ENTITY MEMBERSHIP UNITS - PERFORMANCE BASED VESTING

	Membership Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2023	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2024	-	-
Granted	4,190,000	3.74
Vested	(4,190,000)	3.74
Forfeited	-	-
Unvested at December 31, 2025	-	$-

During the years ended December 31, 2025, 2024, and 2023, the total fair value of all equity awards vested in each year based on the fair market value of the membership units on the vesting date was $15,671, $0, and $0, respectively.

23. INCOME TAXES

Cohen & Company Inc. is treated as a C corporation for United States federal income tax purposes. The components of income tax expense / (benefit) included in the consolidated statements of operations for each year presented herein are shown in the table below.

INCOME TAX EXPENSE
(Dollars in Thousands)

	For the Year Ended December 31,
	2025	2024	2023
Current income tax expense / (benefit)
Federal income tax expense / (benefit)	$-	$-	$-
French income tax expense / (benefit)	369	118	120
State and local income tax expense / (benefit)	868	230	71
	1,237	348	191
Deferred income tax expense / (benefit)
Federal income tax expense / (benefit)	(3,230)	(1)	3,205
French income tax expense / (benefit)	-	-	-
State and local income tax expense / (benefit)	1,361	(676)	2,149
	(1,869)	(677)	5,354

Total	$(632)	$(329)	$5,545

The components of income (loss) before income taxes are shown below.

INCOME (LOSS) BEFORE INCOME TAXES
(Dollars in Thousands)

	For the Year Ended December 31,
	2025	2024	2023
U.S.	$37,908	$7,220	$15,705
France	1,594	640	239
Total	$39,502	$7,860	$15,944

The Company had prepaid taxes of $0 and $235 in the consolidated balance sheet as of December 31, 2025 and 2024, respectively.

In 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis.  The reconciliation of taxes at the federal statutory rate to the Company's provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows:

	For the Year Ended December 31, 2025
	Amount	Percent
Federal statutory rate	$8,295	21.0%
State and local income tax, net of federal tax effect
New York City	1,325	3.4%
Philadelphia	508	1.3%
Other U.S. States	255	0.6%
Foreign tax effects	344	0.9%
Effect of changes in tax laws or tax rates	-	0.0%
Effect of cross-border tax laws	-	0.0%
Tax credits	-	0.0%
Changes in valuation allowances	(6,418)	(16.2)%
Nontaxable or non-deductible items
Non-deductible compensation - 162m	721	1.8%
Other non-taxable or non-deductible items	(261)	(0.7)%
Other
Pass through impact	(5,401)	(13.7)%
Total	$(632)	(1.6)%

State and local tax, net of federal benefit: The Company files taxes in several U.S. states and local jurisdictions.  The state and local tax expense (including deferred items), net of the federal benefit are included in this reconciling item.

Foreign tax effects:  This represents the impact of the Company's consolidated French subsidiaries.

Changes in valuation allowances:  The Company has significant deferred tax assets that have valuation allowances.  These are comprised of federal net operating loss ("NOL") carryforwards, federal net capital loss ("NCL") carryforwards, as well as unrealized loss on the parent company's investment in the Operating LLC.  Each reporting period, management determines the expected amount of taxable income it will generate in each jurisdiction where the Company has NOLs.  Management then schedules this income against each carryforward asset and determines what portion of the asset it believes is more likely than not to be realized.  This determination is subjective and subject to many assumptions and factors including profitability of the Company's business in the future, the timing of that future income as compared to carryforward asset expiration, the character of future income (ordinary or capital), and the jurisdiction the income will be generated in.  To the extent management's determination changes, an adjustment will be made to the valuation allowance resulting in deferred tax expense or benefit.  Because of the magnitude of the Company's carryforward assets as well as the volatility of the Company's operating results, significant adjustments to the valuation allowance have been recorded historically are likely going forward.  These future adjustments will likewise result in material amounts of deferred tax benefit or expense going forward.

Non-taxable or non-deductible items:  This is comprised of various permanent difference items such as non-deductible expenses, tax exempt income, and disallowed executive compensation under Section 162m.

Foreign tax effects:  This is primarily comprised of current taxes incurred by the Company's French subsidiaries.

Pass through impact:  Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  In addition, the Operating LLC sometimes consolidates entities in which it owns a majority, but less than 100% interest in.  In these cases, the income allocated to the non-controlling interest is not subject to taxation by Cohen & Company Inc. even though the income is included in the consolidated statement of operations.  This reconciling item accounts for that difference.

The reconciliation of taxes at the statutory rate to the Company's provision for (benefit from) income taxes for the years ended December 31, 2024, and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

INCOME TAX RATE RECONCILIATION
(Dollars in Thousands)

	For the Year Ended December 31,
	2024	2023
Federal statutory rate	$1,650	$3,348
Pass through impact	(1,746)	(3,257)
Changes in valuation allowances	95	3,114
State and local tax, net of federal benefit	(446)	2,220
Foreign tax effects	118	120
Total	$(329)	$5,545

The components of the net deferred tax asset (liability) are as follows.

DEFERRED TAX ASSET AND LIABILITY
(Dollars in Thousands)

	December 31, 2025			December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
Federal net operating loss carryforward	$15,274	$-	$15,274	$19,434	$-	$19,434
State and local net operating loss carryforward	3,362	-	3,362	4,293	-	4,293
Federal capital loss carryforward	12,470	-	12,470	12,020	-	12,020
Disallowed interest expense carryforward	829	-	829	885	-	885
Unrealized gain on debt	-	(5,701)	(5,701)	-	(5,712)	(5,712)
Investment in Operating LLC	16,006	-	16,006	13,141	-	13,141
Other	466	-	466	1,000	(5)	995
Gross deferred tax asset / (liability)	48,407	(5,701)	42,706	50,773	(5,717)	45,056
Less: valuation allowance	(38,580)	-	(38,580)	(42,799)	-	(42,799)
Net deferred tax asset / (liability)	$9,827	$(5,701)	$4,126	$7,974	$(5,717)	$2,257

As of December 31, 2025, the Company had NOLs of approximately $72,735, which will be available to offset future taxable income, subject to limitations described below. If not used, these NOLs will begin to expire in 2028. The Company also had NCLs in excess of capital gains of $59,382 as of December 31, 2025, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward began to expire in 2024. No assurance can be made that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryforwards.

The Company has determined that its NOL and NCL carryforwards are not currently limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company may experience an ownership change as defined in that section (“Ownership Change”) in the future.  If an Ownership Change were to occur in the future, the Company’s ability to use its NOLs, NCLs, and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.  See discussion of stockholder rights plan in note 21.

Notwithstanding the fact that the Company has determined that the use of its remaining NOL and NCL carryforwards are not currently limited by Section 382 of the Code, the Company recorded a valuation allowance for a substantial portion of its NOLs and NCLs when calculating its net deferred tax liability as of December 31, 2025.   The Company applies ASC 740-10 in determining uncertain tax positions. The Company has evaluated its tax positions under these criteria and has determined that as of December 31, 2025 and 2024 it has not taken any material uncertain tax positions that would require adjustment to the financial statements.  On July 4, 2025, the United States enacted the One Big Beautiful Bill Act of 2025 (the “Act”). The Act includes, among other provisions, changes to the U.S. corporate income tax system, including permanent extensions of certain provisions of the Tax Cuts and Jobs Act. The Act contains multiple effective dates, with certain provisions effective beginning in calendar year 2025 and others phased in through calendar year 2027. Based on the Company’s current analysis of the Act’s provisions, the Company does not expect the Act to have a material impact on its financial position, results of operations, or cash flows.

The following table shows tax payments made by the Company and tax refunds received by the Company by jurisdiction for the year ended December 31, 2025:

2025
U.S. Federal	$-
U.S. State & Local	161
France	115
Cash paid for income tax	$276

2025
U.S. Federal	$-
U.S. State & Local	-
France	-
Income tax refunds received	$-

24. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) ("AOCI")

The following table shows the components of other comprehensive income / (loss) and the tax effects allocated to other comprehensive income / (loss).  AOCI consists solely of foreign currency items.

ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) AND INCOME TAX EFFECT OF ITEMS ALLOCATED TO OTHER COMPREHENSIVE INCOME / (LOSS)
(Dollars in Thousands)

	OCI Items	Tax Effect	Total
December 31, 2022	$(955)	$-	$(955)
Change in foreign currency items	25	-	25
Other comprehensive income / (loss), net	25	-	25
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(14)	-	(14)
December 31, 2023	(944)	-	(944)
Change in foreign currency items	(48)	-	(48)
Other comprehensive income / (loss), net	(48)	-	(48)
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(15)	-	(15)
December 31, 2024	(1,007)	-	(1,007)
Change in foreign currency items	107	-	107
Other comprehensive income / (loss), net	107	-	107
Acquisition / (surrender) of additional units in consolidated subsidiary, net	(14)	-	(14)
December 31, 2025	$(914)	$-	$(914)

25. NET CAPITAL REQUIREMENTS

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

The following tables shows the actual net capital for Cohen Securities and actual net liquid capital for CCFESA as compared to the required amounts for the periods indicated.

STATUTORY NET CAPITAL REQUIREMENTS
(Dollars in thousands)

	December 31, 2025
	Actual Net Capital or Liquid Capital	Amount Required	Excess
Cohen Securities	$77,093	$250	$76,843
CCFESA	2,026	714	1,312
Total	$79,119	$964	$78,155

	December 31, 2024
	Actual Net Capital or Liquid Capital	Amount Required	Excess
Cohen Securities	$48,414	$250	$48,164
CCFESA	1,574	643	931
Total	$49,988	$893	$49,095

26. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE
(Dollars in Thousands, except share or per share information)

	Year Ended December 31,
	2025	2024	2023
Net income / (loss) attributable to Cohen & Company Inc.	$14,431	$(129)	$(5,113)
Add/ (deduct): Income / (loss) attributable to non-controlling interest attributable to Operating LLC membership (1)	27,616	(357)	-
Add / (deduct): Adjustment (2)	(16,022)	33	-
Net income / (loss) on a fully converted basis	$26,025	$(453)	$(5,113)

Weighted average common shares outstanding - Basic	1,731,957	1,614,897	1,513,469
Unrestricted Operating LLC units of membership interests exchangeable into Cohen & Company Inc. shares (1)	4,122,929	4,060,719	-
Restricted units or shares	129,064	-	-
Weighted average common shares outstanding - Diluted	5,983,950	5,675,616	1,513,469

Net income / (loss) per common share - Basic	$8.33	$(0.08)	$(3.38)

Net income / (loss) per common share - Diluted (3)	$4.35	$(0.08)	$(3.38)

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

(2)

An adjustment is included to estimate the impact on net income based on what the income tax expense (benefit) would have been had all of the outstanding Operating LLC membership units had been converted at the beginning of the period.

(3)	Potentially diluted securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2025	2024	2023
Restricted Common Stock	-	59,655	9,060
Restricted Operating LLC units	-	22,977	4,010,179
	-	82,632	4,019,239

27. RESERVE REQUIREMENTS

As of December 31, 2025 and 2024, Cohen Securities claimed exemptions to the reserve requirements under Rule 15c3-3 of the Securities Exchange Act of 1934 under two separate exemptions.  First, Cohen Securities does not carry securities accounts for its customers or perform custodial functions relating to customer securities and, therefore, qualifies for an exemption under Rule 15c3-3(k)(2)(ii).  Second, Cohen Securities qualifies for an exemption under Footnote 74 of the SEC Release No. 34-70073 because it limits its business activities to certain activities allowed under this exemption and it does not hold customer funds or securities, carry customer accounts, and does not carry PAB accounts.

28. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in several cities under lease agreements. As of December 31, 2025, future minimum commitments under these operating leases are as follows.

FUTURE LEASE COMMITMENTS
(Dollars in Thousands)

	Lease	Less: Sublease	Net Commitment
2026	$4,529	$(49)	$4,480
2027	3,741	-	3,741
2028	2,826	-	2,826
2029	2,518	-	2,518
2030	2,101	-	2,101
2031 and thereafter	8,516	-	8,516
	$24,231	$(49)	$24,182

Rent expense for the years ended December 31, 2025, 2024, and 2023 was $2,671, $2,724, and $2,538, respectively, and was included in business development, occupancy, and equipment expense in the consolidated statements of operations.  Rent expense was recorded net of sublease income of $92, $92, and $94, for the years ended December 31, 2025, 2024 and 2023, respectively.

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

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2025
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Investment banking and new issue	$187,608	$-	$-	$187,608	$-	$187,608
Net trading	47,347	-	-	47,347	-	47,347
Asset management	-	8,817	-	8,817	-	8,817
Principal transactions	-	-	30,344	30,344	-	30,344
Other income	-	1,796	(348)	1,448	-	1,448
Total revenues	234,955	10,613	29,996	275,564	-	275,564
Compensation	134,696	7,660	524	142,880	14,425	157,305
Stock based compensation	357	98	15,671	16,126	4,087	20,213
Business development	1,950	225	1	2,176	1,377	3,553
Occupancy and equipment	2,892	238	-	3,130	1,214	4,344
Subscriptions, clearing, and execution	15,378	337	30	15,745	182	15,927
Professional fee and other operating	8,875	1,727	267	10,869	3,222	14,091
Depreciation and amortization	-	7	-	7	717	724
Total operating expenses	164,148	10,292	16,493	190,933	25,224	216,157
Operating income / (loss)	70,807	321	13,503	84,631	(25,224)	59,407
Interest income (expense)	(126)	-	-	(126)	(5,750)	(5,876)
Gain on sale of management contracts	-	2,734	-	2,734	-	2,734
Income from equity method affiliates	(792)	-	(15,971)	(16,763)	-	(16,763)
Income /(loss) before income taxes	69,889	3,055	(2,468)	70,476	(30,974)	39,502
Income tax expense (benefit)	-	-	-	-	(632)	(632)
Net income / (loss)	69,889	3,055	(2,468)	70,476	(30,342)	40,134
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	1	(1,914)	(1,913)	-	(1,913)
Enterprise net income /(loss)	69,889	3,054	(554)	72,389	(30,342)	42,047
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	27,616	27,616
Net income / (loss) attributable to Cohen & Company Inc.	$69,889	$3,054	$(554)	$72,389	$(57,958)	$14,431

Other statement of operations data
Cash compensation as a percentage of revenue	57.33%	72.18%	1.75%	51.85%	N/A	57.08%
Operating income / (loss) as a percentage of revenue	30.14%	3.02%	45.02%	30.71%	N/A	21.56%
Net income / (loss) as a percentage of revenue	29.75%	28.79%	8.23%	25.58%	N/A	14.56%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	29.75%	28.78%	1.85%	26.27%	N/A	5.24%

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2024
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Investment banking and new issue	$40,778	$-	$-	$40,778	$-	$40,778
Net trading	36,409	-	-	36,409	-	36,409
Asset management	-	9,009	-	9,009	-	9,009
Principal transactions	-	-	(10,246)	(10,246)	-	(10,246)
Other income	10	2,615	1,023	3,648	-	3,648
Total revenues	77,197	11,624	(9,223)	79,598	-	79,598
Compensation	42,536	6,058	1,648	50,242	1,478	51,720
Stock based compensation	575	145	-	720	3,948	4,668
Business development	1,377	250	14	1,641	641	2,282
Occupancy and equipment	2,976	213	-	3,189	1,146	4,335
Subscriptions, clearing, and execution	8,893	368	170	9,431	208	9,639
Professional fee and other operating	7,591	1,772	1,216	10,579	3,842	14,421
Depreciation and amortization	-	6	-	6	550	556
Total operating expenses	63,948	8,812	3,048	75,808	11,813	87,621
Operating income / (loss)	13,249	2,812	(12,271)	3,790	(11,813)	(8,023)
Interest income (expense)	(76)	-	-	(76)	(5,745)	(5,821)
Income from equity method affiliates	-	-	21,704	21,704	-	21,704
Income (loss) before income taxes	13,173	2,812	9,433	25,418	(17,558)	7,860
Income tax expense / (benefit)	-	-	-	-	(329)	(329)
Net income / (loss)	13,173	2,812	9,433	25,418	(17,229)	8,189
Less: Net income attributable to the non-convertible non-controlling interest of the Operating LLC	-	1	8,674	8,675	-	8,675
Enterprise net income/ (loss)	13,173	2,811	759	16,743	(17,229)	(486)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(357)	(357)
Net income / (loss) attributable to Cohen & Company Inc.	$13,173	$2,811	$759	$16,743	$(16,872)	$(129)

Other statement of operations data
Cash compensation as a percentage of revenue	55.10%	52.12%	17.87%	63.12%	N/A	64.98%
Operating income / (loss) as a percentage of revenue	17.16%	24.19%	133.05%	4.76%	N/A	(10.08)%
Net income / (loss) as a percentage of revenue	17.06%	24.19%	102.28%	31.93%	N/A	10.29%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	17.06%	24.18%	8.23%	21.03%	N/A	(0.16)%

SEGMENT INFORMATION
Statement of Operations Information
For the Year Ended December 31, 2023
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Investment banking and new issue	$23,952	$-	$-	$23,952	$-	$23,952
Net trading	30,926	-	-	30,926	-	30,926
Asset management	-	7,337	-	7,337	-	7,337
Principal transactions	-	-	19,254	19,254	-	19,254
Other income	1	1,071	440	1,512	-	1,512
Total revenues	54,879	8,408	19,694	82,981	-	82,981
Compensation	30,641	5,777	2,335	38,753	8,948	47,701
Stock based compensation	515	106	-	621	3,770	4,391
Business development	741	268	23	1,032	383	1,415
Occupancy and equipment	2,560	202	-	2,762	1,027	3,789
Subscriptions, clearing, and execution	8,125	334	251	8,710	255	8,965
Professional fee and other operating	4,320	1,408	843	6,571	2,725	9,296
Depreciation and amortization	-	6	-	6	557	563
Total operating expenses	46,902	8,101	3,452	58,455	17,665	76,120
Operating income / (loss)	7,977	307	16,242	24,526	(17,665)	6,861
Interest income (expense)	(338)	-	-	(338)	(6,188)	(6,526)
(Loss) from equity method affiliates	-	-	15,609	15,609	-	15,609
Income before income taxes	7,639	307	31,851	39,797	(23,853)	15,944
Income tax expense / (benefit)	-	-	-	-	5,545	5,545
Net income /(loss)	7,639	307	31,851	39,797	(29,398)	10,399
Less: Net (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	17	19,573	19,590	-	19,590
Enterprise net income /(loss)	7,639	290	12,278	20,207	(29,398)	(9,191)
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	(4,078)	(4,078)
Net income (loss) attributable to Cohen & Company Inc.	$7,639	$290	$12,278	$20,207	$(25,320)	$(5,113)

Other statement of operations data
Cash compensation as a percentage of revenue	55.83%	68.71%	11.86%	46.70%	N/A	57.48%
Operating income / (loss) as a percentage of revenue	14.54%	3.65%	82.47%	29.56%	N/A	8.27%
Net income / (loss) as a percentage of revenue	13.92%	3.65%	161.73%	47.96%	N/A	12.53%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	13.92%	3.45%	62.34%	24.35%	N/A	(6.16)%

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

BALANCE SHEET DATA
As of December 31, 2025
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$591,923	$11,408	$27,093	$630,424	$70,161	$700,585

Included within total assets:
Investments in equity method affiliates	$-	$-	$6,661	$6,661	$-	$6,661
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA
As of December 31, 2024
(Dollars in Thousands)

	Capital	Asset	Principal	Segment
	Markets	Management	Investing	Total	Unallocated (1)	Total
Total Assets	$888,780	$7,371	$44,175	$940,326	$30,823	$971,149

Included within total assets:
Investments in equity method affiliates	$-	$-	$23,430	$23,430	$-	$23,430
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Total Revenues:
United States	$265,585	$72,573	$77,532
Europe & Other	9,979	7,025	5,449
Total	$275,564	$79,598	$82,981

Long-lived assets attributable to an individual country, other than the United States, are not material.  The Capital Markets segment has earned non-cash advisory revenue of $232,398, $24.338, and $18,248 in the years ended December 31, 2025, 2024, and 2023, respectively.

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

Interest paid by the Company on its debt and redeemable financial instruments was $5,499, $6,014, and $5,607 for the years ended December 31, 2025, 2024, and 2023, respectively.

In 2025, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

•	The Company net received units of membership interest in the Operating LLC. The Company recognized a net increase in additional paid-in capital of $590, a net decrease in AOCI of $14, and a decrease in non-controlling interest of $576. See note 21.
•	The Company recorded a decrease in equity method affiliates of $1,886 and an increase in other investments, at fair value of $1,886 resulting from an in-kind distribution from equity method affiliates.
•	The Company recorded a decrease of $505 in other investments, at fair value and a decrease of $505 in other investment sold, not yet purchased due to payment of shares to a former SPAC sponsor entity.
•	The Company recorded an increase in accounts payable and other liabilities of $3,195 and a decrease in non-controlling interest of $1,818 and an increase in accumulated deficit of $1,377 for accumulated dividends owed on unvested restricted stock and units. See note 22.
•	The Company recorded a decrease of $24,791 in other investments, at fair value resulting from an in-kind distribution to the non-convertible controlling interests.
•	The Company recorded a decrease in other receivables of $19, a decrease in due from broker of $1,120, a decrease in other investments, at fair value of $1,299, a decrease of other investments sold, not yet purchased, at fair value of $344, and a decrease in non-controlling interest of $1,691 resulting from the sale of the Company's interest in Vellar GP.

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

31. RELATED PARTY TRANSACTIONS

The Company has identified the following related party transactions for the years ended December 31, 2025, 2024, and 2023. The transactions are listed by related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.  On October 3, 2016, the Operating LLC and JKD Investor entered into the JKD Investment Agreement. The interest expense incurred relating to the JKD Investment Agreement is disclosed in the table below. See notes 4 and 20.

Effective September 1, 2024, JKD Investor and the Operating LLC entered into the Redemption Agreement, which terminated the JKD Investment Agreement in its entirety and resulted in the full redemption of the redeemable financial instrument. Pursuant to the Redemption Agreement, the Company issued to JKD Investor the 2024 Note in the principal amount of $5,146. The Company elected to prepay $2,573 of the principal amount of the 2024 Note that was due on August 31, 2025 on June 30, 2025. The interest incurred on the 2024 Note is disclosed in the table below. See notes 4.

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

C. Cohen Circle, LLC ("Cohen Circle")

Cohen Circle is a related party because Daniel G. Cohen is a member of Cohen Circle. The Company has a sublease agreement as sub-lessor for certain office space with Cohen Circle.  The Company received payments under this sublease agreement, which are recorded as a reduction in rent and utility expenses. This sublease agreement commenced on August 1, 2018 and has a term that automatically renews for one year periods if not cancelled by either party upon 90 days’ notice prior to the end of the then-existing term.  The income earned pursuant to this sublease agreement is included as a reduction in rent expense in the consolidated statements of income and is disclosed in the table below.

D.  Investment Vehicles and Other

Columbus Circle SPAC

The Columbus Circle SPAC was a related party as it was an equity method investment of the Company.  The Company owned 26.4% of Columbus Circle SPAC.  Income earned or loss incurred on equity method investments is included in the table below.  The Company entered into an administrative services agreement with Columbus Circle SPAC.  Revenue earned by the Company from this agreement was included as part of principal transactions and other income in the table below. The Company loaned to Columbus Circle SPAC approximately $350 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Company committed to loan Columbus Circle SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans incurred no interest.  CCM also provided investment banking and new issue revenue included in the table below.  See note 4.

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

In July 2025, the Company invested $1,156 in the CK Capital Value Fund Cooperatief U.A., a fund affiliated with CK Capital. This investment is included in other investments, at fair value in the consolidated balance sheets as of December 31, 2025.  The objective of the fund is to realize capital growth and rental income by investing in, actively managing, and adding value to office buildings in the Netherlands, and any ancillary properties and assets. Income earned, or loss incurred, on the investment is included as part of principal transactions and other income.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a servicing agreement with CREO JV.  Income earned, or loss incurred, on the investment is included as part of principal transactions and other income.  Revenue earned on the servicing contract is included as part of asset management in the table below.  As of December 31, 2025, the Company owned 7.5% of the equity of CREO JV.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with U.S. Insurance JV. Income earned, or loss incurred, on the investment is included as part of principal transactions and other income.  Revenue earned on the management contract is included as part of asset management in the table below.  As of December 31, 2025, the Company owned 1.8% of the equity of U.S. Insurance JV.

SPAC Fund

The SPAC Fund was considered a related party because it was an equity method investment of the Company prior to its consolidation effective April 1, 2023.  The Company had an investment in and a management contract with the SPAC Fund.  Income earned, or loss incurred, on the investment prior to consolidation is included as part of principal transactions and other income in the table below.  Revenue earned on the management contract prior to consolidation is included as part of asset management in the table below.

Stoa USA Inc. / FlipOS

Stoa USA Inc. / FlipOS was a private company in which the Company owned common equity. It was considered a related party because Daniel G. Cohen was a member of the board of directors. As of December 31, 2023, the Company had made cumulative investments of $847 in Stoa USA Inc. / FlipOS. During the year ended December 31, 2023, Stoa USA Inc. / FlipOS announced that it had ceased operations.  The Company wrote off its investment during the year ended December 31, 2023 and recorded a principal transactions loss. The Company has no remaining investment in Stoa USA Inc. / FlipOS.

The fair value of this investment was included in other investments, at fair value on the consolidated balance sheets; any realized and unrealized gains on these investments was included in principle transactions and other income on the consolidated statements of operations and comprehensive income. All realized and unrealized gains (losses) are included in the table below.

E.  SPAC Sponsor Entities and Other

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

Vellar Opportunities GP, LLC

On February 25, 2025, the Operating LLC entered into (i) a Limited Liability Company Interest Purchase Agreement with Jason Capone and Solomon Cohen, who is the son of the Company's executive chairman, Daniel G. Cohen (the “Vellar Purchase Agreement”); and (ii) a Transition Services Agreement (the “Vellar Transition Services Agreement” and, together with the Vellar Purchase Agreement, the “Vellar Agreements”) with Vellar Opportunities GP LLC, a Delaware limited liability company (“Vellar GP”).

Prior to entering into the Vellar Agreements, the Operating LLC was the managing member and owner of 33.4% of Vellar GP.

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to each of Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025.  For the year ended December 31, 2025, the Company recorded net loss of $381, related to Vellar GP, which includes both the loss on sale and the results of operations for the 2025 period prior to the sale. This amount is not included in the table below.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234, and (ii) agreed to decrease the amount which the Operating LLC had previously agreed to pay to Vellar GP  in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084.

BTC Development Corp.

BTC Development Corp. is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of the board of directors. Cohen Securities was the lead underwriter in BTC Development Corp.'s SPAC IPO and received an underwriter fee of $1,348 and 173,250 placement units.  The fee and any realized or unrealized gains and losses on these securities are recorded in Investment banking and new issue in the table below.

Crane Harbor Acquisition Corp. I/ Crane Harbor Acquisition Corp. II

Crane Harbor Acquisition Corp. I and Crane Harbor Acquisition Corp II are a related parties because Edward Cohen and Jonathan Cohen, the father and brother of Daniel G. Cohen, respectively, are members of the board of directors.  Cohen Securities provided investment banking services to both entities and received cash and non-cash consideration.  The fees and any realized or unrealized gains and losses on these securities, are recorded in investment banking and new issue in the table below.

Other

The Company invests in sponsor entities of SPACS, either directly or through its interest in the SPAC Series Funds, which are not otherwise affiliated with the Company, but are considered related parties because they are accounted for under the equity method.  As of December 31, 2025, the Company owned less than 1% of these entities in the aggregate. Income earned, or loss incurred, on the equity method investment in these other SPAC sponsor entities is included in the table below.

The following table displays the routine transactions recognized in the statements of operations from the identified related parties that are described above.

RELATED PARTY TRANSACTIONS
(Dollars in Thousands)

	For the Years Ended December 31,
	2025	2024	2023

Investment banking and new issue
BTC Development Corp.	$1,610	$-	$-
Columbus Circle SPAC	17,888	-	-
Crane Harbor Acquisition I	2,577	-	-
Crane Harbor Acquisition II	2,762	-	-
	$24,837	$-	$-
Asset management
CREO JV	$530	$711	$113
SPAC Fund	-	-	173
U.S. Insurance JV	1,012	1,165	1,201
	$1,542	$1,876	$1,487
Principal transactions and other income
CK Capital Value Fund	$14	$-	$-
Columbus Circle SPAC	70	-	-
CREO JV	(341)	617	901
Other SPAC Entities	-	5	50
SPAC Fund	-	-	28
Stoa USA Inc./FlipOS	-	-	(6,847)
U.S. Insurance JV	237	17	463
	$(20)	$639	$(5,405)
Income (loss) from equity method affiliates
Columbus Circle SPAC	$(3,467)	$-	$-
Dutch Real Estate Entities	633	(759)	334
Other SPAC Entities	(13,929)	22,463	15,275
	$(16,763)	$21,704	$15,609

Operating expense (income)
Cohen Circle	(62)	(104)	(103)
	$(62)	$(104)	$(103)
Interest expense (income)
JKD Investor	1,002	1,050	941
	$1,002	$1,050	$941

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

The Company maintains a 401(k)-savings plan covering substantially all its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their salary.  Contributions made to the plan on behalf of the Company were $500, $438, and $396 for the years ended December 31, 2025, 2024, and 2023, respectively.

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program arrangement from the Company's executive chairman, Daniel G. Cohen.  The contract, which allowed for an allotted number of hours of air travel on selected aircraft, expired on September 30, 2025.  The Company utilized the air travel for general business purposes and recorded the expense in business development, occupancy, equipment expense in the consolidated statement of operations. During the years ended December 31, 2025 and 2024, the Company recognized expense on this obligation of $520 and $291, respectively. On October 1, 2025, the Company and Cohen Circle jointly entered a three-year corporate aircraft program membership agreement, with the contract term going through September 30, 2028. The arrangement allows for an allotted number of flight hours on select aircraft. During the year ended December 31, 2025, the Company paid $699 for the first year of the contract and Cohen Circle will reimburse the Company for any flight hours used for Cohen Circle business purposes. During the year ended December 31, 2025, the Company recorded $72 of expense in business development, occupancy, equipment expense on the consolidated statement of operation on this agreement.

From time to time, the Company purchases produce from Grand Cru Farm as a benefit to its employees.  Grand Cru Farm is owned by Daniel G. Cohen.  The Company purchased $26 and $0 from Grand Cru Farm during the years ended December 31, 2025 and 2024, respectively.

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

DUE FROM/DUE TO RELATED PARTIES
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
CREO JV	$123	$74
Employee & other	874	458
SPAC Fund - other receivable	159	127
U.S. Insurance JV	245	282
Due from Related Parties	$1,401	$941

33. SUBSEQUENT EVENTS

Equity Distribution Agreement

On February 20, 2026, the Company, entered into an Equity Distribution Agreement with Northland Securities, Inc. (trade name Northland Capital Markets) (“Northland”) and CCS, as sales agents (CCS and Northland, together, the “Sales Agent”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agents, of shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $75,000 (the “Shares”). Sales of the Shares, if any, under the Equity Distribution Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), as agreed with the Sales Agents. In accordance with the applicable rules of the SEC, as of the date of this Current Report on Form 8-K, the Company is permitted to sell an aggregate of up to $13,094 in Shares under the Equity Distribution Agreement, which represents one-third of the value of the Company’s outstanding common stock held by non-affiliates of the Company.

The Equity Distribution Agreement includes customary representations, warranties and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agents against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agents may be required to make with respect to any of those liabilities. The Company will pay each Sales Agent a commission of 2.5% of the gross offering proceeds of the Shares sold through such Sales Agent pursuant to the Agreement.

The Shares to be sold under the Agreement, if any, will be issued and sold pursuant to the prospectus forming a part of the Company’s shelf registration statement on Form S-3 (File No. 333-275186), which was filed with, and declared effective by, the SEC on November 26, 2023 and May 6, 2024, respectively, and any successor registration statement filed by the Company with respect to the Shares.

The offering of the Company’s common stock pursuant to the Agreement will terminate upon the sale of all of the Shares pursuant to the Agreement, unless sooner terminated in accordance with the terms and conditions of the Agreement.

Columbus Circle II

On February 12, 2026, Columbus Circle Capital Corp. II (NASDAQ: CMIIU) (the “SPAC”), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 23,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 2 Sponsor Corp LLC, the sponsor of the SPAC (the “Sponsor”). CCM acted as the lead underwriter in the IPO.

Each Unit consists of one Class A ordinary share of the SPAC, par value $0.0001 per share (“Class A Ordinary Shares”), and one-third of one warrant (each, a “Warrant”);, each whole Warrant entitles the holder to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses).

If the SPAC fails to consummate a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless the SPAC’s shareholders approve an amendment to the SPAC’s amended and restated memorandum and articles of association (the “SPAC Articles”) to extend the amount of time the SPAC will have to consummate an initial Business Combination.

The Sponsor purchased an aggregate of 265,000 of the SPAC’s placement units (“Placement Units”) in a private placement that occurred simultaneously with the IPO (the “Private Placement”) for an aggregate of $2,650, or $10.00 per Placement Unit. Additionally, CCM used its underwriting fee of $3,600 to purchase 360,000 Placement Units in the Private Placement for an aggregate of $3,600. Each Placement Unit consists of one Class A Ordinary Share and one-third of one warrant (a “Placement Warrant”). The Placement Units are identical to the Units sold in the IPO except that Placement Units (including the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) (i)  may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the SPAC’s initial Business Combination, (ii) will be entitled to certain registration rights, and (iii) with respect to the Placement Warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules. Subject to certain limited exceptions, the Placement Units (including the underlying Placement Warrants and Class A Ordinary Shares and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the SPAC’s initial Business Combination.

The entire $2,650 invested by the Sponsor in consideration for the above-described 265,000 Placement Units of the SPAC was raised from third party investors. As the managing member of the Sponsor, the Operating LLC consolidates the Sponsor and treats the Sponsor’s investment in the SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

SCHEDULE I

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Unaudited
Balance Sheets
(Dollars in Thousands)

	December 31, 2025	December 31, 2024
Assets
Cash	$-	$-
Investment in Cohen & Company, LLC	74,792	67,743
Prepaid income taxes	-	20
Deferred tax asset	2,952	-
Total assets	$77,744	$67,763

Liabilities
Accrued interest and other liabilities	$302	$340
Deferred income taxes	-	437
Accrued income taxes	539	-
Debt	25,822	25,258
Total liabilities	26,663	26,035

Stockholders’ Equity
Preferred Stock	27	27
Common Stock	21	20
Additional paid-in capital	78,539	76,704
Accumulated deficit	(26,593)	(34,016)
Accumulated other comprehensive loss	(914)	(1,007)
Total stockholders’ equity	51,080	41,728

Total liabilities and stockholders’ equity	$77,743	$67,763

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Unaudited
Statements of Operations
(Dollars in Thousands)

	For the Year Ended December 31,
	2025	2024	2023

Revenues
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	$16,348	$4,553	$3,708
Total revenues	16,348	4,553	3,708
Operating income / (loss)	16,348	4,553	3,708
Non-operating expense
Interest expense	(4,747)	(4,695)	(5,247)
Income / (loss) before income taxes	11,601	(142)	(1,539)
Income tax (benefit) / expense	(2,830)	(13)	3,574
Net income / (loss)	$14,431	$(129)	$(5,113)

See accompanying notes to condensed financial statements.

COHEN & COMPANY INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
COHEN & COMPANY INC. (PARENT COMPANY)
Unaudited
Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2025	2024	2023

Operating activities
Net income / (loss)	$14,431	$(129)	$(5,113)
Adjustments to reconcile net income / (loss) to net cash provided by / (used) in operating activities:
Equity in undistributed earnings / (loss) from Cohen & Company, LLC	(16,348)	(4,553)	(3,708)
Distributions from / (contributions to) Cohen & Company, LLC	9,954	6,428	6,223
Amortization of discount of debt	564	42	692
(Increase) / decrease in other assets	559	18	108
Increase / (decrease) in accounts payable and other liabilities	(38)	(2)	35
Increase / (decrease) in deferred income taxes	(3,389)	(31)	3,561
Net cash provided by / (used in) operating activities	5,733	1,773	1,798
Financing activities
Proceeds from issuance of Common Stock	-	154	-
Cash used to net share settle equity awards	(102)	(54)	(48)
Dividends paid to stockholders	(5,631)	(1,873)	(1,750)
Net cash provided by / (used in) financing activities	(5,733)	(1,773)	(1,798)
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

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