Form 10-Q
period 2026-03-31
Cohen & Co Inc.
filed 2026-05-04
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 28, 2026, there were 2,477,655 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2026

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

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

●	integration of operations;
●	business strategies;
●	growth opportunities;
●	competitive position;
●	market outlook;
●	expected financial position;
●	expected results of operations;
●	future cash flows;
●	financing plans;
●	plans and objectives of management;
●	tax treatment of the business combinations;
●	our investments in both SPACs and SPAC sponsor entities, including through our SPAC Series Funds;
●	our role as asset manager and sponsor in our SPAC activities;
●	fair value of assets; and
●	any other statements regarding future growth, future cash needs, future operations, business plans, future financial results, and any other statements that are not historical facts.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2026
	(unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$18,992	$56,762
Receivables from brokers, dealers, and clearing agencies	38,371	46,194
Due from related parties	1,807	1,401
Other receivables	12,838	8,896
Investments-trading	154,427	140,576
Other investments, at fair value	61,578	57,258
Receivables under resale agreements	359,602	357,408
Investments in equity method affiliates	11,258	6,661
Deferred income taxes	4,126	4,126
Goodwill	109	109
Right-of-use asset - operating leases	15,226	15,406
Other assets	5,803	5,788
Total assets	$684,137	$700,585

Liabilities
Payables to brokers, dealers, and clearing agencies	$22,764	$4
Accounts payable and other liabilities	16,738	17,944
Due to related parties	2,809	-
Accrued compensation	55,840	92,689
Lease liability - operating leases	16,755	16,959
Trading securities sold, not yet purchased	38,095	36,617
Other investments sold, not yet purchased, at fair value	11	-
Securities sold under agreements to repurchase	402,389	400,391
Debt	28,590	32,895
Total liabilities	583,991	597,499

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 2,477,655 and 2,130,063 shares issued and outstanding, respectively, including 589,782 and 380,008 unvested or restricted share awards, respectively	25	21
Additional paid-in capital	79,868	78,539
Accumulated other comprehensive loss	(943)	(914)
Accumulated deficit	(27,452)	(26,593)
Total stockholders' equity	51,525	51,080
Non-controlling interest	48,621	52,006
Total equity	100,146	103,086
Total liabilities and equity	$684,137	$700,585

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Investment banking and new issue	$45,711	$20,164
Net trading	13,200	9,211
Asset management	2,419	2,020
Principal transactions and other income	(3,428)	(2,655)
Total revenues	57,902	28,740

Operating expenses
Compensation and benefits	41,307	21,666
Business development, occupancy, equipment	2,383	1,829
Subscriptions, clearing, and execution	3,952	2,174
Professional fee and other operating	4,924	2,792
Depreciation and amortization	203	172
Total operating expenses	52,769	28,633

Operating income	5,133	107

Non-operating income (expense)
Interest expense, net	(1,335)	(1,448)
Income (loss) from equity method affiliates	(527)	2,418
Income before income tax expense	3,271	1,077
Income tax expense (benefit)	(182)	139
Net income	3,453	938
Less: Net (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(718)	(173)
Enterprise net income	4,171	1,111
Less: Net income attributable to the convertible non-controlling interest of Cohen & Company Inc.	2,679	782
Net income attributable to Cohen & Company Inc.	$1,492	$329
Income per share data (see note 19)
Income per common share-basic:
Basic income per common share	$0.82	$0.19
Weighted average shares outstanding-basic	1,824,193	1,704,510
Income per common share-diluted:
Diluted income (loss) per common share	$0.42	$0.19
Weighted average shares outstanding-diluted	6,104,521	5,808,294

Comprehensive income:
Net income (loss)	$3,453	$938
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	(77)	116
Other comprehensive income (loss), net of tax of $0	(77)	116
Comprehensive income	3,376	1,054
Less: comprehensive income attributable to the non-controlling interest	1,906	691
Comprehensive income attributable to Cohen & Company Inc.	$1,470	$363

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Three Months Ended March 31, 2026
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2025	$27	$21	$78,539	$(26,593)	$(914)	$51,080	$52,006	$103,086
Net income	-	-	-	1,492	-	1,492	1,961	3,453
Other comprehensive income (loss)	-	-	-	-	(22)	(22)	(55)	(77)
Common stock issued, net	-	1	613	-	-	614	-	614
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	516	-	(7)	509	(509)	-
Equity-based compensation	-	-	398	-	-	398	894	1,292
Shares withheld for employee taxes	-	3	(198)	-	-	(195)	(443)	(638)
Dividends/distributions to convertible non-controlling interest	-	-	-	(2,351)	-	(2,351)	(6,016)	(8,367)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(1,883)	(1,883)
Non-convertible non-controlling interest contributions	-	-	-	-	-	-	2,666	2,666
March 31, 2026	$27	$25	$79,868	$(27,452)	$(943)	$51,525	$48,621	$100,146

	Cohen & Company Inc.
	Three Months Ended March 31, 2025
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2024	$27	$20	$76,704	$(34,016)	$(1,007)	$41,728	$48,555	$90,283
Net income	-	-	-	329	-	329	609	938
Other comprehensive	-	-	-	-	34	34	82	116
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	502	-	(13)	489	(489)	-
Equity-based compensation	-	1	343	-	-	344	814	1,158
Shares withheld for employee taxes	-	-	(102)	-	-	(102)	(238)	(340)
Dividends/distributions to convertible non-controlling interest	-	-	-	(818)	-	(818)	(1,796)	(2,614)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(954)	(954)
Sale of Interest in Vellar GP	-	-	-	-	-	-	(1,691)	(1,691)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(1,236)	(1,236)
March 31, 2025	$27	$21	$77,447	$(34,505)	$(986)	$42,004	$43,656	$85,660

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$3,453	$938
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	1,292	1,158
Loss (gain) on other investments, at fair value	(628)	16,219
Loss (gain) on other investments, sold not yet purchased	(683)	(802)
Loss (gain) on disposal of interest in Vellar GP	-	836
Noncash advisory fees received	(10,972)	(18,648)
(Income) loss from equity method affiliates	527	(2,418)
Depreciation and amortization	203	172
Amortization of discount on debt	195	93
Deferred tax provision (benefit)	-	85
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	30,583	10,752
Change in receivables from / payables to related parties, net	2,403	(294)
(Increase) decrease in other receivables	(3,942)	500
(Increase) decrease in investments-trading	(13,851)	(12,234)
(Increase) decrease in receivables under resale agreements	(2,194)	(5,441)
(Increase) decrease in other assets	290	435
Increase (decrease) in accounts payable and other liabilities	(4,511)	(4,965)
Increase (decrease) in accrued compensation	(36,849)	(470)
Increase (decrease) in trading securities sold, not yet purchased	1,478	(3,776)
Increase (decrease) in securities sold under agreements to repurchase	1,998	11,488
Net cash provided by (used in) operating activities	(31,208)	(6,372)
Investing activities
Purchase of other investments, at fair value	-	(11,186)
Purchase of other investments sold, not yet purchased, at fair value	-	-
Reduction in cash from disposal of interest in Vellar GP	-	(433)
Sales and returns of principal - other investments, at fair value	7,639	14,657
Sales and returns of principal - other investments sold, not yet purchased, at fair value	694	-
Investment in equity method affiliate	(5,483)	-
Distribution from equity method affiliate	-	1,308
Purchase of furniture, equipment, and leasehold improvements	(328)	(157)
Net cash provided by (used in) investing activities	2,522	4,189
Financing activities
Repayment of 2020 Note	(4,500)	-
Cash used to net share settle equity awards	(638)	(340)
Proceeds from issuance of common stock	614	-
Cohen & Company Inc. dividends	(4,162)	(383)
Convertible non-controlling interest distributions	(1,019)	(1,110)
Redemption of convertible non-controlling units	(1,883)	(954)
Non-convertible non-controlling interest investment	2,666	-
Non-convertible non-controlling interest distributions	-	(844)
Net cash provided by (used in) financing activities	(8,922)	(3,631)
Effect of exchange rate on cash	(162)	209
Net increase (decrease) in cash and cash equivalents	(37,770)	(5,605)
Cash and cash equivalents, beginning of period	56,762	19,590
Cash and cash equivalents, end of period	$18,992	$13,985

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

Subsequent to the AFN Merger, AFN was renamed Cohen & Company Inc. Effective January 1, 2010, the Company ceased to qualify as a REIT.

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of March 31, 2026, the Company had $1.3 billion in assets under management (“AUM”).

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

Capital Markets: The Company’s Capital Markets business segment consists primarily of sales, trading, underwriting, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, special purpose acquisition corporation (“SPAC”) equity, preferred equity, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments.  The Company operates its capital markets activities primarily through its subsidiaries: Cohen Securities in the United States and CCFESA in Europe.  CCM is a division of Cohen Securities.

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

The Company generates its revenue by business segment primarily through the following activities.

Capital Markets

●	Investment banking and new issue revenue comprised of (a) origination fees for newly created financial instruments, (b) revenue from advisory services, (c) revenue from underwriting, (d) new issue revenue associated with arranging and placing newly created financial instruments, and (e) any investment returns on financial instruments that the Company has acquired or received as consideration for services provided by CCM.
●

Trading activities of the Company, which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading; and

●	Revenue earned on the Company’s gestation repo financing program.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company began classifying principal transactions income (loss) related to CCM activity from principal transactions to investment banking and new issue. For the three-month period ended  March 31, 2025, ($13,075) of the principal transaction loss has been reclassified to investment banking and new issue. This reclassification had no effect on previously reported net income.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended March 31, 2026.

Capitalized terms used herein without definition have the meanings ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

In March 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which amends an SEC paragraph noted in the Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 122, which removes the text of SAB Topic 5 FF, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. The ASU was effective immediately. The Company's adoption of the provisions of ASU 2024-02, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt— Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The Company's adoption of the provisions of ASU 2024-04, effective January 1, 2026, did not have an effect on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company's adoption of the provisions of ASU 2025-05, effective January 1, 2026, did not have an effect on the Company’s consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-04, Compensation— Stock Compensation  (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.  The amendments in this ASU affect the timing of revenue recognition for entities that offer to pay share-based consideration (e.g., equity instruments) to a customer (or to other parties that purchase the entity’s goods or services from the customer) to incentivize the customer (or its customers) to purchase its goods and services. Specifically, the amendments clarify the requirements for share-based consideration payable to a customer that vest upon the customer purchasing a specified volume or monetary amount of goods and services from the entity.  The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Topic 815) The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs (if applicable). However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s debt was estimated to be $36,383 and $42,369, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Columbus Circle Capital Corp. II

On February 12, 2026, Columbus Circle Capital Corp. II (NASDAQ: CMIIU) (the “Columbus Circle II SPAC”), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 23,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 2 Sponsor Corp LLC, the sponsor of the Columbus Circle II SPAC (the “Columbus Circle II Sponsor”). CCM acted as the lead underwriter in the IPO.

Each Unit consists of one Class A ordinary share of the Columbus Circle II SPAC, par value $0.0001 per share (“Class A Ordinary Shares”), and one-third of one warrant (each, a “Warrant”); each whole Warrant entitles the holder to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses).

If the Columbus Circle II SPAC fails to consummate a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless the Columbus Circle II SPAC’s shareholders approve an amendment to the Columbus Circle II SPAC’s amended and restated memorandum and articles of association (the “SPAC Articles”) to extend the amount of time the Columbus Circle II SPAC will have to consummate an initial Business Combination.

The Columbus Circle II Sponsor purchased an aggregate of 265,000 of the Columbus Circle II SPAC’s placement units (“Placement Units”) in a private placement that occurred simultaneously with the IPO (the “Private Placement”) for an aggregate of $2,650, or $10.00 per Placement Unit. Additionally, CCM used its underwriting fee of $3,600 to purchase 360,000 Placement Units in the Private Placement for an aggregate of $3,600. Each Placement Unit consists of one Class A Ordinary Share and one-third of one warrant (a “Placement Warrant”). The Placement Units are identical to the Units sold in the IPO except that Placement Units (including the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) (i)  may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Columbus Circle II SPAC’s initial Business Combination, (ii) will be entitled to certain registration rights, and (iii) with respect to the Placement Warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules. Subject to certain limited exceptions, the Placement Units (including the underlying Placement Warrants and Class A Ordinary Shares and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Columbus Circle II SPAC’s initial Business Combination.

The entire $2,650 invested by the Columbus Circle II Sponsor in consideration for the above-described 265,000 Placement Units of the Columbus Circle II SPAC was raised from third party investors. As the managing member of the Columbus Circle II Sponsor, the Operating LLC consolidates the Columbus Circle II Sponsor and treats the Columbus Circle II Sponsor’s investment in the Columbus Circle II SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

A total of $230,000 of the net proceeds from the Private Placement and the IPO were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a Business Combination is not consummated), none of the funds held in the trust account will be released until the earliest of (i) the completion of the Columbus Circle II SPAC’s initial Business Combination, (ii) the redemption of the Columbus Circle II SPAC’s public Class A Ordinary Shares if the Columbus Circle II SPAC is unable to complete its initial Business Combination within 24 months from the completion of the IPO, and (iii) the redemption of the Columbus Circle II SPAC’s public Class A Ordinary Shares properly submitted in connection with a shareholder vote to amend the SPAC Articles to (A) modify the substance or timing of the Columbus Circle II SPAC’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Columbus Circle II SPAC’s public shares if the Columbus Circle II SPAC has not consummated an initial Business Combination within 24 months from the completion of the IPO, or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. If the Columbus Circle II SPAC does not complete a Business Combination, the Placement Units will expire and be worthless.

The Columbus Circle II Sponsor holds an aggregate of 7,666,667 founder shares in the Columbus Circle II SPAC. Subject to certain limited exceptions, the founder shares will not be transferable or salable until the earlier to occur of: (i) six months after the completion of the IPO, and (ii) the date on which the Columbus Circle II SPAC completes a liquidation, merger, share exchange or other similar transaction after its initial Business Combination that results in all of the Columbus Circle II SPAC’s shareholders having the right to exchange their Class A Ordinary Shares underlying the founder shares for cash, securities or other property.

Certain non-controlling interests in the Columbus Circle II Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle II Sponsor, either directly or indirectly, and have an interest in the Columbus Circle II SPAC’s founder shares through such membership interests in the Columbus Circle II Sponsor. The number of the Columbus Circle II SPAC’s founders shares in which such non-controlling interests in the Columbus Circle II Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle II Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of the Columbus Circle II SPAC’s founder shares currently allocated to the Operating LLC is 2,627,383, but such number of founder shares will also not be finally and definitively determined until the consummation of a Business Combination.

In connection with the IPO, the Columbus Circle II Sponsor has agreed to indemnify the Columbus Circle II SPAC for all claims by third parties for services rendered or products sold to the Columbus Circle II SPAC, or a prospective target business with which the Columbus Circle II SPAC has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement (except for the Columbus Circle II SPAC’s independent registered public accounting firm), to the extent such claims reduce the amount of funds in the Columbus Circle II SPAC’s trust account to below the lesser of (i) $10.00 per share of Class A Ordinary Shares, and (ii) the actual amount per share of Class A Ordinary Shares held in the Columbus Circle II SPAC’s trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the Columbus Circle II SPAC’s trust assets, in each case net of taxes, provided that such liability will not apply to any claims (A) by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Columbus Circle II SPAC’s trust account or (B) under the Columbus Circle II SPAC’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

The Columbus Circle II Sponsor loaned to the Columbus Circle II SPAC approximately $485 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Columbus Circle II Sponsor and its affiliates, including the Operating LLC, may commit to loan the Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Columbus Circle II SPAC consummates a Business Combination in the required time frame, the loans are to be repaid from the funds held in the Columbus Circle II SPAC’s trust account. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A Ordinary Shares and 50,000 Private Placement Warrants exercisable at $11.50 per share. If the Columbus Circle II SPAC does not consummate a Business Combination in the required time frame, no funds from the Columbus Circle II SPAC’s trust account can be used to repay the loans.

Columbus Circle Capital Corp. I

On May 19, 2025, Columbus Circle Capital Corp. I (the "Columbus Circle SPAC"), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination, completed the sale of 25,000,000 units in its IPO, which included 3,000,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option.

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

From May 19, 2025, until December 5, 2025, the Company consolidated the sponsor of the Columbus Circle SPAC, which treated its investment in the Columbus Circle SPAC under the equity method of accounting.  The sponsor distributed all of its assets and ceased operations in December 2025.

As of March 31, 2026, the Company held 2,151,666 shares of BRR, which were allocated to the Company by the sponsor of the Columbus Circle SPAC.  As of March 31, 2026, the Company carried these shares at a value of $4,540 as a component of other investments, at fair value in the Company's consolidated balance sheet.  The BRR shares are subject to certain transfer restrictions, which restrictions will lapse and the BRR shares will no longer be subject to these transfer restrictions upon the earliest to occur of the following: (i) the second anniversary of the Closing, (ii) if the closing price of ProCap Financials’ common stock equals or exceeds $10.21 per share (subject to customary adjustments) for any 20 trading days within any consecutive 30-trading day period, and (iii) if the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period equals or exceeds $140 during any five-day period. Any further change in value of these shares until final liquidation will be recorded as principal transactions gain or loss in the Company's consolidated statement of operations.  For the three-month period ended  March 31, 2026, the Company recorded a loss of ($3,055) related to these shares.

In addition, the Company served as underwriter and advisor to the Columbus Circle SPAC.  As partial consideration for these services, the Company received 392,000 shares of BRR and 196,000 warrants.  As of March 31, 2026, the shares and warrants were carried at a value of $882 as a component of other investments, at fair value in the Company's consolidated balance sheet.  For the three-month period ended  March 31, 2026, the Company recorded a loss of ($639) related to these shares and warrants.

5. INVESTMENT BANKING AND NEW ISSUE AND NET TRADING

INVESTMENT BANKING AND NEW ISSUE

(Dollars in Thousands)

	Three Months Ended March 31, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$17,395	$5,717	$23,112
CCM - Advisory and other new issue	12,105	5,255	17,360
Other - Origination	-	-	-
Total	$29,500	$10,972	$40,472
Gains / (losses) on CCM financial instruments received as non-cash consideration			5,239
Investment banking and new issue			$45,711

	Three Months Ended March 31, 2025
	Cash	Non-Cash	Net
CCM - Underwriting	$2,225	$1,634	$3,859
CCM - Advisory and other new issue	12,366	17,014	29,380
Other - Origination	-	-	-
Total	$14,591	$18,648	$33,239
Gains / (losses) on CCM financial instruments received as non-cash consideration			(13,075)
Investment banking and new issue			$20,164

As of March 31, 2026, the Company had $41,995 included as a component of other investments, at fair value, representing the remaining carrying amount of the financial instruments received as non-cash investment banking and new issue revenue. In terms of the remaining exposure to the Company from monetization of these amounts, this would represent the gross potential loss the Company could incur if these assets were liquidated for $0.  As of March 31, 2026, the Company has also accrued $24,592 in compensation to employees related to these amounts. The amount finally due to the employees is based on the final monetized amount (see note 11). The amount of compensation accrued presumes these investments are monetized for their carrying amount.  Accordingly, if the $41,995 of other investments, at fair value were liquidated for $0, the net loss to the Company would be $17,403.

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Net realized gains (losses) - trading inventory	$7,471	$4,228
Net unrealized gains (losses) - trading inventory	(831)	625
Net gains and losses	6,640	4,853

Interest income- trading inventory	792	830
Interest income-reverse repos	4,062	9,541
Interest income	4,854	10,371

Interest expense-repos	(3,708)	(8,502)
Interest expense-margin payable	(117)	(651)
Interest expense	(3,825)	(9,153)

Other trading revenue	5,531	3,140

Net trading	$13,200	$9,211

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned from the Company's agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	7,325	3,281
Receivables from clearing agencies	30,796	42,663
Receivables from brokers, dealers, and clearing agencies	$38,371	$46,194

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Margin payable	$22,764	$4
Payables to brokers, dealers, and clearing agencies	$22,764	$4

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

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio. See note 5 for interest expense incurred on margin payable.  As of December 31, 2025, the Company had no margin payable to Pershing LLC; the amount shown in the table above represents interest expense on a margin loan balance during the month of December 2025. All of the Company's securities included in investments-trading and a portion of the Company's securities included in other investments, at fair value serve as collateral for this margin loan.  See note 7.

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Corporate bonds and redeemable preferred stock	$21,354	$18,449
Derivatives	14,975	4,651
Equity securities	7,415	10,424
Municipal bonds	852	3,813
RMBS	3	3
SBA loans	42,286	43,090
U.S. government agency MBS and CMOs	49,194	42,471
U.S. government agency debt securities	18,348	17,675
Investments-trading	$154,427	$140,576

Substantially all of the Company's investments-trading other than SBA loans serve as collateral for the Company's margin loan payable.  See note 6.  The SBA loans serve as collateral for the Company's repurchase obligations.  See note 10.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Corporate bonds and redeemable preferred stock	$2,764	$8,107
Derivatives	13,801	4,245
Equity securities	9	463
U.S. government agency debt securities	68	-
U.S. Treasury securities	21,453	23,802
Trading securities sold, not yet purchased	$38,095	$36,617

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of the following.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Equity securities	$13,617	$21,457
Placement units and warrants	33,223	19,997
Corporate bonds and redeemable preferred stock	520	535
Notes receivable	2,242	2,783
CK Capital Value Fund	1,184	1,171
CREO JV	8,891	8,940
U.S. Insurance JV	1,901	2,375
Other investments, at fair value	$61,578	$57,258

Notes receivable include convertible and non-convertible notes receivable from various counterparties in connection with CCM's business. These receivables are carried at fair value.

A total of $1,747 and $2,439 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  March 31, 2026 and December 31, 2025, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments sold, not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Equity derivatives	$11	$-
Other investments sold, not yet purchased, at fair value	$11	$-

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

The Company recognized net gains (losses) of $628 and ($16,219) related to changes in fair value of investments that were included as a component of other investments, at fair value during the three months ended March 31, 2026 and 2025, respectively. The Company recognized net gains (losses) of $683 and $802 related to changes in fair value of investments that were included as a component of other investments, sold, not yet purchased, during the three months ended March 31, 2026 and 2025, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of March 31, 2026 and December 31, 2025, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
March 31, 2026

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$21,354	$-	$21,354	$-
Derivatives	14,975	-	14,975	-
Equity securities	7,415	7,360	55	-
Municipal bonds	852	-	852	-
RMBS	3	-	3	-
SBA loans	42,286	-	42,286	-
U.S. government agency MBS and CMOs	49,194	-	49,194	-
U.S. government agency debt securities	18,348	-	18,348	-
Total investments - trading	$154,427	$7,360	$147,067	$-

Other investments, at fair value:
Equity securities	$13,617	$11,668	$1,949	$-
Placement units and warrants	33,223	41	33,182	-
Corporate bonds and redeemable preferred stock	520	-	520	-
Notes receivable	2,242	-	2,242	-
	49,602	$11,709	$37,893	$-
Investments measured at NAV (1)	11,976
Total other investments, at fair value	$61,578

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$2,764	$-	$2,764	$-
Derivatives	13,801	-	13,801	-
Equity securities	9	9	-	-
U.S. government agency debt securities	68	-	68	-
U.S. Treasury securities	21,453	21,453	-	-
Total trading securities sold, not yet purchased	$38,095	$21,462	$16,633	$-

Other investments, sold not yet purchased:
Equity derivatives	$11	$-	$11	$-
Total other investments sold, not yet purchased	$11	$-	$11	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in U.S. Insurance JV,  CREO JV, and CK Capital Value Fund. U.S. Insurance JV invests in U.S. Dollar ("USD") denominated debt issued by small insurance and reinsurance companies.  CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans. CK Capital Value Fund invests primarily in office buildings in the Netherlands. According to ASC 820, these investments are not categorized within the valuation hierarchy.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

December 31, 2025

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$18,449	$-	$18,449	$-
Derivatives	4,651	-	4,651	-
Equity securities	10,424	10,369	55	-
Municipal bonds	3,813	-	3,813	-
RMBS	3	-	3	-
SBA loans	43,090	-	43,090	-
U.S. government agency MBS and CMOs	42,471	-	42,471	-
U.S. government agency debt securities	17,675	-	17,675	-
Total investments - trading	$140,576	$10,369	$130,207	$-

Other investments, at fair value:
Equity securities	$21,457	$19,831	$1,626	$-
Placement units and warrants	19,997	-	19,997	-
Corporate bonds and redeemable preferred stock	535	-	535	-
Notes receivable	2,783	-	2,783	-
	44,772	19,831	24,941	-
Investments measured at NAV (1)	12,486
Total other investments, at fair value	$57,258

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$8,107	$-	$8,107	$-
Derivatives	4,245	-	4,245	-
Equity securities	463	463	-	-
U.S. Treasury securities	23,802	23,802	-	-
Total trading securities sold, not yet purchased	$36,617	$24,265	$12,352	$-

(1)

As a practical expedient, the Company uses NAV (or its equivalent) to measure the fair value of its investments in U.S. Insurance JV and CREO JV.  U.S. Insurance JV invests in USD denominated debt issued by small insurance and reinsurance companies. CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.  According to ASC 820, these investments are not categorized within the valuation hierarchy.

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

Placement Units and Warrants: Placement units and warrants represent equity interests in a SPAC that do not have redemption rights in the SPAC trust account; so, they may become worthless if the SPAC does not complete a business combination within its allotted timeframe.  The placement units are not publicly traded.  Upon completion of the SPAC's business combination, the placement units become publicly traded and the Company records them as a component of equity securities until liquidated.  Placement units are all valued by a financial model and considered a level 2 valuation.  Placement warrants sometimes match the exact terms of the publicly traded warrants of the SPAC (which also do not have redemption rights).  In those cases, the Company uses the public warrant price to determine fair value.  However, because the warrants the Company holds are not publicly traded, the Company considers it a level 2 valuation.  If the terms of the placement warrants are different from the SPAC's public warrant, the Company will determine fair value using a model and consider it a level 2 or level 3 valuation depending on the observability of the model inputs.

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

U.S. Treasury Securities: U.S. Treasury securities include U.S. Treasury bonds and notes, and the fair value of these securities is based on quoted prices or market activity in active markets. Valuation adjustments are not applied. The Company classifies the fair value of these securities within level 1 of the valuation hierarchy.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

	Fair Value March 31, 2026	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value

CK Capital Value Fund (a)	$1,184	N/A	N/A	N/A
CREO JV (b)	8,891	$7,268	N/A	N/A
U.S. Insurance JV (c)	1,901	N/A	N/A	N/A
	$11,976

	Fair Value December 31, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CK Capital Value Fund (a)	$1,171	N/A	N/A	N/A
CREO JV (b)	8,940	$7,268	N/A	N/A
U.S. Insurance JV (c)	2,375	N/A
	$12,486

N/A	Not Applicable
(a)	CK Capital Value Fund invests primarily in office buildings in the Netherlands.
(b)	CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.
(c)	U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

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

The Company may, from time to time, enter into derivatives to manage its risk exposures arising from (i) fluctuations in foreign currency rates with respect to the Company’s investments in foreign currency denominated investments, (ii) the Company’s investments in interest sensitive investments, (iii) the Company's investment in equities, and (iv) the Company’s facilitation of mortgage-backed trading. Derivatives entered into by the Company, from time to time, may include (a) foreign currency forward contracts, (b) purchase and sale agreements of TBAs and other forward agency MBS contracts, and (c) other extended settlement trades.

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

Equity Derivatives

A significant portion of the Company’s equity holdings are carried at fair value.  From time to time, the Company hedges a portion of this exposure by entering into equity derivatives such as puts and short call options.  These derivative positions are held at fair value as a component of other investments, at fair value and other investments sold, not yet purchased in the Company’s consolidated balance sheets.  As of  March 31, 2026 and December 31, 2025, the Company had call options of $11 and $0, respectively. From time to time, the Company may also enter into forward purchase commitments for equity securities.

In addition, the Company may engage in advisory transactions that result in a receivable that can be paid in cash or a variable number of equity instruments.  In such instances, the Company would record the receivable as a component of other assets in its consolidated balance sheets and record the equity component as an embedded derivative.  All equity derivatives are carried at fair value as a component of other investments, at fair value or other investments sold, not yet purchased in the Company’s consolidated balance sheets. As of  March 31, 2026 and December 31, 2025, the Company had equity derivatives included in other investments, at fair value of $73 and $73, respectively.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At March 31, 2026, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $1,632,350 and open TBAs and other forward MBS sale agreements in the notional amount of $1,648,575. At December 31, 2025, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $1,179,500 and open TBAs and other forward agency MBS sale agreements in the notional amount of $1,197,975.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  March 31, 2026 and December 31, 2025, the Company had no open forward purchase agreements or sales agreements.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of March 31, 2026 and December 31, 2025, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	March 31, 2026	December 31, 2025
TBAs and other forward agency MBS	Investments-trading	$14,975	$4,651
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(13,801)	(4,245)
Equity derivatives	Other investments, at fair value	33,296	19,997
Equity derivatives	Other investments sold, not yet purchased, at fair value	(11)	-
		$34,459	$20,403

The following tables present the Company’s derivative financial instruments, and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended March 31
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2026	2025
TBAs and other forward agency MBS	Revenue-net trading	$1,191	$432
Equity derivatives	Investment banking and new issue	9,275	-
Equity derivatives	Principal transactions and other income (loss)	(7)	-
		$10,459	$432

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

Repo Information

As of  March 31, 2026 and December 31, 2025, the Company held reverse repos of $359,602 and $357,408, respectively, and the fair value of collateral received under reverse repos was $359,726 and $360,586, respectively.

As of  March 31, 2026 and December 31, 2025, the Company held repos of $402,389 and $400,391, respectively, and the fair value of securities and cash pledged as collateral under repos was $406,111 and $407,075, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated with respect to reverse repurchase counterparties.  The Company has repo and reverse repos with limited number of reverse repo counterparties.  As of March 31, 2026 and December 31, 2025, the Company’s gestation reverse repos shown in the tables below represented balances from 1 and 2 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $5,885  and $4,179 for the three months ended March 31, 2026 and 2025, respectively.

Detail

ASC 210 provides the option to present reverse repo and repo on a net basis if certain netting conditions are met.  The Company presents all repo and reverse repo transactions, as well as counterparty cash collateral, if applicable, on a gross basis even if the underlying netting conditions are met.  The amounts in the table below are presented on a gross basis.

The following tables summarize the remaining contractual maturity of the gross obligations under repos accounted for as secured borrowings segregated by the underlying collateral pledged as of each date shown.  All amounts as well as counterparty cash collateral (see note 13) are subject to master netting arrangements.

SECURED BORROWINGS

(Dollars in Thousands)

March 31, 2026

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$359,536	$-	$-	$359,536
SBA loans	42,853	-	-	-	42,853
	$42,853	$359,536	$-	$-	$402,389

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$359,602	$-	$-	$359,602
	$-	$359,602	$-	$-	$359,602

The weighted average interest rate of the repurchase agreements outstanding as of March 31, 2026 was 4.41%.  The weighted average interest rate of the reverse repurchase agreements outstanding as of March 31, 2026 was 4.83%.

SECURED BORROWINGS

(Dollars in Thousands)

December 31, 2025

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$357,322	$-	$-	$357,322
SBA loans	43,069	-	-	-	$43,069
	$43,069	$357,322	$-	$-	$400,391

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$357,408	$-	$-	$357,408
	$-	$357,408	$-	$-	$357,408

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	Columbus Circle II SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2026	$5,739	$-	$922	$6,661
Investments / advances	2,809	3,666		6,475
Distributions / repayments	-	-		-
Reclasses to (from)	-	-	(1,351)	(1,351)
Earnings / (loss) recognized	(283)	(698)	454	(527)
March 31, 2026	$8,265	$2,968	$25	$11,258

	Dutch Real Estate Entities	Columbus Circle SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2025	$5,105	$-	$18,325	$23,430
Investments / advances	-	3,467	-	3,467
Distributions / repayments	-	-	(1,587)	(1,587)
Reclasses to (from)	-	-	(1,886)	(1,886)
Earnings / (loss) recognized	634	(3,467)	(13,930)	(16,763)
December 31, 2025	$5,739	$-	$922	$6,661

Dutch Real Estate Entities include: (i) Amersfoort Office Investment I Cooperatief U. A. (“AOI”), a company based in the Netherlands that invests in real estate, and (ii) CK Capital Partners B.V. (“CK Capital”), a company based in the Netherlands that manages investments in real estate.  See note 24.

The investments in the Columbus Circle II SPAC and the Columbus Circle SPAC represent the Company's total investment in Columbus Circle II SPAC and Columbus Circle SPAC, which includes the non-controlling investment of the related sponsor.

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

The following tables provide summary information regarding the Company's equity method investees:

	March 31, 2026	December 31, 2025
Total Assets	$672,533	$494,662

Liabilities	$133,618	$194,512
Equity allocable to the controlling interest	538,790	300,025
Noncontrolling interest	125	125
Total Equity	538,915	300,150
Total Liabilities & Equity	$672,533	$494,662

	Three months ending
	March 31,	March 31,
	2026	2025
Net income/(loss)	$884	$3,089
Net income/(loss) attributable to the investee	$884	$3,089

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

As of  March 31, 2026, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 8.0 years.  The weighted average discount rate for the leases was 6.05%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

March 31, 2026
2026 - remaining	$2,231
2027	3,015
2028	2,928
2029	2,534
2030	2,099
Thereafter	8,516
Total	21,323
Less imputed interest	(4,568)
Lease obligation	$16,755

During the three months ended March 31, 2026 and 2025, total cash payments of $723 and $361, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

For the three months ended  March 31, 2026 and 2025, rent expense, net of sublease income of $23 and $23, respectively, was $695 and $654, respectively.

13. OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES, AND ACCRUED COMPENSATION

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Investment banking and new issue receivable	$1,575	$3,625
Allowance for credit losses	(1,000)	(1,000)
Investment banking and new issue, net	575	2,625
Asset management fees receivable	4,348	3,619
Accrued interest receivable	972	977
Cash collateral due from counterparties	5,538	-
Revenue share receivable	263	-
Agency repo income receivable	909	853
Miscellaneous other receivables	233	822
Other receivables	$12,838	$8,896

Investment banking and new issue fees receivable represent amounts owed to Cohen Securities from various counterparties for services rendered.  Investment banking and new issue revenue is recognized when the Company’s performance obligations have been satisfied, and collectability is reasonably assured.  However, in certain cases, collectability becomes doubtful at a later date.  At each reporting period, the Company assesses the collectability of its investment banking and new issue receivables. Each receivable is unique and does not share similar characteristics to be pooled so they are evaluated on an individual basis. The Company records an allowance when, in management’s judgement, one is necessary for credit losses. The provision for credit losses is included as a component of professional fees and other operating expenses in the statement of operations. It is the Company's policy to fully write off the receivable and related allowance when it has abandoned collection efforts.  For the three months ended  March 31, 2026, no additional provision was recorded, and no receivable was written off.

Asset management fees receivable is of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis.  Accrued interest and dividends receivable represents interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table titled accounts payable and other liabilities below.  Cash collateral due from counterparties represents cash the Company posted with counterparties generally for TBA contracts, repurchase transactions, or other derivative transactions.   Revenue share receivable represents the amount due to the Company for the Company’s share of a revenue arrangement generated from an entity in which the Company receives a share of the entity’s revenue.  Agency repo income receivable represents income receivable on gestation repo trades.  See note 10.  Miscellaneous other receivables represent other receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Deferred costs	$74	$297
Prepaid expenses	2,222	2,116
Deposits	711	704
Furniture, equipment, and leasehold improvements, net	2,630	2,505
Intangible assets	166	166
Other assets	$5,803	$5,788

Deferred costs are costs incurred pending reimbursement from a third party upon closing of a transaction. Prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties that will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the Company’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the Cohen Securities broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Accounts payable	$843	$704
Accrued income tax	241	1,248
Accrued interest payable	383	535
Accrued interest on securities sold, not yet purchased	171	222
Payroll taxes payable	2,895	4,733
Accrued dividends and distributions	9,725	6,695
Accrued expense and other liabilities	2,480	3,807
Accounts payable and other liabilities	$16,738	$17,944

ACCRUED COMPENSATION

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Non-cash incentive compensation payable	$24,592	$18,467
Executive deferred compensation	7,850	7,680
Other compensation	23,398	66,542
Accrued compensation	$55,840	$92,689

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$6	$6
Other investments, at fair value	664	142
Investment in equity method affiliates	2,091	896
Non-controlling interest	(2,382)	(434)
Investment in consolidated VIEs	$379	$610

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  March 31, 2026 and December 31, 2025, there were $7,268 and $7,268, respectively, of unfunded commitments to VIEs in which the Company had invested.   The total amount of working capital commitment was $1,500 and $0 as of March 31, 2026 and December 31, 2025, respectively. Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three months ended March 31, 2026 and 2025 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2026 and December 31, 2025.  See the table below.

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

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at March 31, 2026 and December 31, 2025.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
Other investments, at fair value	$11,976	$12,486
Investments in equity method affiliates	26	27
Maximum exposure	$12,002	$12,513

15. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of March 31, 2026	As of December 31, 2025	Interest Rate Terms	Interest (2)	Maturity
Description
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$2,573	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	-	4,500	Fixed	12.00%	January 2026
	2,573	7,073
Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	7.93%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.11%	March 2035
Less unamortized discount	(22,108)	(22,303)
	26,017	25,822

Byline Credit Facility	-	-	Variable	NA	June 2026
Total	$28,590	$32,895

(1)

The junior subordinated notes listed represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2026 on a combined basis was 18.88% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

The 2024 Note

On September 1, 2024, the Operating LLC issued to JKD Investor the 2024 Note, which evidences the Operating LLC’s obligation to repay to the JKD Investor the original principal amount of $5,146. Pursuant to the 2024 Note, the unpaid principal amount and all accrued but unpaid interest thereunder would be due and payable as follows: (i) $2,573 of the principal amount would be due and payable on August 31, 2025 and (ii) $2,573 would be due and payable on August 31, 2026.  The 2024 Note may, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2025, without the prior written consent of the holder and without penalty or premium. The Company prepaid the $2,573 of the principal amount otherwise due under the 2024 Note on August 31, 2025 on  June 30, 2025.

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

The 2020 Note

On January 5, 2024, the Operating LLC and JKD Investor entered into an amendment to the 2020 Note, pursuant to which the 2020 Note was amended to (a) extend (i) the maturity date thereof from January 31, 2024 to January 31, 2026, (ii) the date following which the 2020 Note may be redeemed by JKD Investor from January 31, 2023 to January 31, 2025, and (iii) the date following which the 2020 Note may be prepaid by the Operating LLC from January 31, 2023 to January 31, 2025; and (b) increase the interest rate payable under the 2020 Note from 10% per annum to 12% per annum effective as of January 31, 2024.  On January 31, 2026, the Company paid all accrued interest and principal due and payable under the 2020 Note and the 2020 Note was cancelled.

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

As of March 31, 2026, the Byline Credit Facility consisted of a single $15,000 unsecured line of credit under which Cohen Securities is the borrower, which is guaranteed by the Company, the Operating LLC, Cohen Securities Holdings, and Cohen Securities.  Effective as of June 18, 2025, the Operating LLC and Byline Bank entered into the Third Amendment to Third Amended and Restated Loan Agreement, pursuant to which (i) both the maturity date and the final date that loans can be made under the Byline Credit Facility were extended from June 18, 2025 to June 18, 2026 and (ii) the amount of Excess Net Capital that Cohen Securities must maintain was reduced from $40,000 to $30,000.

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

The Company is subject to the following financial covenants in the Byline Credit Facility. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all of the following financial covenants.

1. Cohen Securities' tangible net worth as defined must exceed $70,000;

2. Cohen Securities' excess net capital as defined in Rule 15c3-1 of the Exchange Act must exceed $30,000; and

3. The total amount drawn on the facility must not exceed 25% of Cohen Securities' tangible net worth as defined.

As of  March 31, 2026 and December 31, 2025, no amounts were outstanding under the Byline Credit Facility, and the Company was in compliance with all financial covenants thereunder.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Junior subordinated notes	$1,170	$1,144
2020/2024 Notes	121	286
Byline Credit Facility	44	18
	$1,335	$1,448

16. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity for the three months ended March 31, 2026 related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2025	1,750,055
Issuance of shares	36,708
Vesting of shares	135,251
Shares withheld for employee taxes and retired	(34,141)
March 31, 2026	1,887,873

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s executive chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of March 31, 2026. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 shares of Series F Preferred Stock to Daniel G. Cohen and 9,880,268 shares of Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  March 31, 2026, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Dividends

On March 6, 2026, the Company's board of directors declared a quarterly cash dividend of $0.25 per share and a special dividend of $0.70 per share on its Common Stock, both payable on April 3, 2026 to shareholders of record as of March 20, 2026. On  March 10, 2025, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends were paid on April 9, 2025 to stockholders of record on March 26, 2025.

During the three months ended March 31, 2026, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the number of units received (net of surrenders) by Cohen & Company Inc.

Three Months Ended
March 31, 2026
Issuance of shares	367,080
Issuance as equity-based compensation	1,011,100
Total	1,378,180

The Company recognized a net increase in additional paid in capital of $516 and a net decrease in AOCI of $7 with an offsetting decrease in non-controlling interest of $509 in connection with the acquisition and surrender of additional units of the Operating LLC during the three months ended March 31, 2026. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net income / (loss) attributable to Cohen & Company Inc.	$1,492	$329
Increase / (decrease) in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	516	502
Changes from net income / (loss) attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$2,008	$831

Equity Distribution Agreement

On February 20, 2026, the Company entered into an Equity Distribution Agreement with Northland Securities, Inc. (trade name Northland Capital Markets) (“Northland”) and CCS, as sales agents (CCS and Northland, together, the “Sales Agents”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agents, of shares of the Company’s Common Stock having an aggregate offering price of up to $75,000 (the “Shares”). Sales of the Shares, if any, under the Equity Distribution Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, as agreed with the Sales Agents. In accordance with the applicable rules of the SEC, as of the date of this Current Report on Form 10-Q, the Company may sell an aggregate of up to $13,094 in Shares under the Equity Distribution Agreement.

The Equity Distribution Agreement includes customary representations, warranties and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agents against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agents may be required to make with respect to any of those liabilities. The Company will pay each Sales Agent a commission of 2.5% of the gross offering proceeds of the Shares sold through such Sales Agent pursuant to the Equity Distribution Agreement.

The offering of the Company’s Common Stock pursuant to the Equity Distribution Agreement will terminate upon the sale of all of the Shares pursuant to the Equity Distribution Agreement, unless sooner terminated in accordance with the terms and conditions of the Equity Distribution Agreement.

During the three months ended March 31, 2026, the Company sold 36,708 shares of Common Stock in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $614.

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

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Columbus Circle II SPAC	Other Consolidated Subsidiaries	Total
December 31, 2025	$51,568	$-	$438	$52,006
Non-controlling interest share of income (loss)	2,679	(584)	(134)	1,961
Other comprehensive (loss)	(55)	-	-	(55)
Acquisition / (surrender) of additional units of consolidated subsidiary	(509)	-	-	(509)
Equity-based compensation	894	-	-	894
Shares withheld for employee taxes	(443)	-	-	(443)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(6,016)	-	-	(6,016)
Redemption of convertible non-controlling interest units	(1,883)	-	-	(1,883)
Non-convertible non-controlling interest contributions	-	2,666	-	2,666
March 31, 2026	$46,235	$2,082	$304	$48,621

The Operating LLC non-controlling interest is included as convertible non-controlling interest in the consolidated statement of operations.  The other components of non-controlling interest are included as non-convertible non-controlling interest in the statement of operations.  See note 21 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the Company’s non-controlling interests.

Partial redemption of convertible non-controlling interests

On February 3, 2026, Daniel G. Cohen, the Company’s executive chairman, redeemed 463,915 units of membership in the Operating LLC ("LLC Units") for which the Company paid to Mr. Cohen an aggregate of $905, or $1.951 per LLC Unit. These LLC Units were so redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2026, of 1,011,000 restricted LLC Units, which had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan. On February 5, 2025, Daniel G. Cohen redeemed 460,679 LLC Units for which the Company paid to Mr. Cohen an aggregate of $457, or $0.991 per LLC Unit. The LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting on January 31, 2025 of 1,011,000 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 3, 2026, Lester Brafman, the Company’s chief executive officer, redeemed 501,455 LLC Units for which the Company paid to Mr. Brafman an aggregate of $978, or $1.951 per LLC Unit. These LLC Units were redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2026, of 611,000 restricted LLC Units and 40,000 restricted shares of the Company’s common stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan. On February 5, 2025, Lester Brafman redeemed 502,053 LLC Units for which the Company paid to Mr. Brafman an aggregate of $498, or $0.991 per LLC Unit. The LLC Units were redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2025, of 610,996 restricted LLC Units and 40,000 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

17. INCOME TAXES

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%. The Company's effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended March 31, 2026, Cohen & Company Inc. owned 30.4% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 69.6% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Three Months Ended March 31,
	2026	2025	Change
Current	$(182)	$54	$236
Deferred	-	85	85
Total	$(182)	$139	$321

The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025.  The only provisions of OBBBA that directly impact the Company are: (i) changes in bonus depreciation and (ii) changes in the calculation of the amount of net interest expense that is deductible.  In both cases, the impact to the Company will be immaterial.  OBBBA made significant changes to individual income taxes including the taxation of overtime and tips that may impact certain company's workforces thereby having an indirect effect on these companies.  However, none of the Company's employees receive tips and the Company has an immaterial number of hourly employees.

18. NET CAPITAL REQUIREMENTS

Cohen Securities is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of March 31, 2026, Cohen Securities' minimum required net capital was $250, and actual net capital was $69,946, which exceeded the minimum requirements by $69,696.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  March 31, 2026, the total minimum required net liquid capital was $701 and actual net liquid capital in CCFESA was $3,325, which exceeded the minimum requirement by $2,624.

19. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended March 31,
	2026	2025
Net income / (loss) attributable to Cohen & Company Inc.	$1,492	$329
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	2,679	782
Add / (deduct): Adjustment (2)	(1,592)	2
Net income / (loss) on a fully converted basis	$2,579	$1,113

Weighted average common shares outstanding - Basic	1,824,193	1,704,510
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	4,172,198	4,061,322
Restricted units or shares	108,130	42,462
Weighted average common shares outstanding - Diluted (3)	6,104,521	5,808,294

Net income / (loss) per common share - Basic	$0.82	$0.19

Net income / (loss) per common share - Diluted	$0.42	$0.19

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

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2026

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$45,711	$-	$-	$45,711	$-	$45,711
Net trading	13,200	-	-	13,200	-	13,200
Asset management	-	2,419	-	2,419	-	2,419
Principal transactions	-	-	(3,915)	(3,915)	-	(3,915)
Other income	-	290	197	487	-	487
Total revenues	58,911	2,709	(3,718)	57,902	-	57,902
Compensation	35,842	1,817	30	37,689	3,618	41,307
Business development	930	97	-	1,027	230	1,257
Occupancy and equipment	793	57	-	850	276	1,126
Subscriptions, clearing, and execution	3,799	93	-	3,892	60	3,952
Professional fee and other operating	2,822	465	14	3,301	1,623	4,924
Depreciation and amortization	-	2	-	2	201	203
Total operating expenses	44,186	2,531	44	46,761	6,008	52,769
Operating income (loss)	14,725	178	(3,762)	11,141	(6,008)	5,133
Interest expense	(44)	-	-	(44)	(1,291)	(1,335)
Income (loss) from equity method affiliates	-	-	(527)	(527)	-	(527)
Income (loss) before income taxes	14,681	178	(4,289)	10,570	(7,299)	3,271
Income tax expense (benefit)	-	65	-	65	(247)	(182)
Net income (loss)	14,681	113	(4,289)	10,505	(7,052)	3,453
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(718)	(718)	-	(718)
Enterprise net income (loss)	14,681	113	(3,571)	11,223	(7,052)	4,171
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	2,679	2,679
Net income (loss) attributable to Cohen & Company Inc.	$14,681	$113	$(3,571)	$11,223	$(9,731)	$1,492

Other statement of operations data
Compensation as a percentage of revenue	60.84%	67.07%	(0.81)%	65.09%	N/A	71.34%
Operating income / (loss) as a percentage of revenue	25.00%	6.57%	101.18%	19.24%	N/A	8.86%
Net income / (loss) as a percentage of revenue	24.92%	4.17%	115.36%	18.14%	N/A	5.96%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	24.92%	4.17%	96.05%	19.38%	N/A	2.58%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended March 31, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$20,164	$-	$-	$20,164	$-	$20,164
Net trading	9,211	-	-	9,211	-	9,211
New issue and advisory	-	2,020	-	2,020	-	2,020
Principal transactions	-	-	(2,330)	(2,330)	-	(2,330)
Other income	-	438	(763)	(325)	-	(325)
Total revenues	29,375	2,458	(3,093)	28,740	-	28,740
Compensation	18,143	1,399	158	19,700	1,966	21,666
Business development	376	58	1	435	394	829
Occupancy and equipment	669	51	-	720	280	1,000
Subscriptions, clearing, and execution	2,009	86	26	2,121	53	2,174
Professional fee and other operating	1,244	372	183	1,799	993	2,792
Depreciation and amortization	-	2	-	2	170	172
Total operating expenses	22,441	1,968	368	24,777	3,856	28,633
Operating income / (loss)	6,934	490	(3,461)	3,963	(3,856)	107
Interest expense	(18)	-	-	(18)	(1,430)	(1,448)
Income (loss) from equity method affiliates	-	-	2,418	2,418	-	2,418
Income (loss) before income taxes	6,916	490	(1,043)	6,363	(5,286)	1,077
Income tax expense (benefit)	-	-	-	-	139	139
Net income (loss)	6,916	490	(1,043)	6,363	(5,425)	938
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(173)	(173)	-	(173)
Enterprise net income (loss)	6,916	490	(870)	6,536	(5,425)	1,111
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	782	782
Net income (loss) attributable to Cohen & Company Inc.	$6,916	$490	$(870)	$6,536	$(6,207)	$329

Other statement of operations data
Compensation and benefits as a percentage of revenue	61.76%	56.92%	-5.11%	68.55%	N/A	75.39%
Operating income / (loss) as a percentage of revenue	23.61%	19.93%	111.90%	13.79%	N/A	0.37%
Net income / (loss) as a percentage of revenue	23.54%	19.93%	33.72%	22.14%	N/A	3.26%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	23.54%	19.93%	28.13%	22.74%	N/A	1.14%

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

BALANCE SHEET DATA

As of March 31, 2026

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$616,344	$8,968	$29,194	$654,506	$29,631	$684,137

Included within total assets:
Investments in equity method affiliates	$-	$-	$11,258	$11,258	$-	$11,258
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2025

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$591,923	$11,408	$27,093	$630,424	$70,161	$700,585

Included within total assets:
Investments in equity method affiliates	$-	$-	$6,661	$6,661	$-	$6,661
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Total Revenues:
United States	$55,819	$27,489
Europe	2,083	1,251
Total	$57,902	$28,740

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

Interest paid by the Company on its debt was  $1,251 and  $1,417 for the  three months ended March 31, 2026 and 2025, respectively.

The Company paid income taxes of  $816 and $150 for the three months ended March 31, 2026 and 2025, respectively. The Company received income tax refunds of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received units of membership interest in the Operating LLC.  The Company recognized a net increase in additional paid-in capital of $516, a net decrease in AOCI of $7, and a decrease in non-controlling interest of $509. See note 16.

●	The Company recorded a decrease in equity method affiliates of $1,350 and an increase in other investments, at fair value of $1,350 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded an accrual of $7,033 in accounts payable and other liabilities for dividends and distributions declared on March 6, 2026, which were paid after March 31, 2026. The Company recorded an additional accrual of $1,334 in accounts payable and other liabilities for dividends and distributions to be paid on restricted stock once vested.

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

●	The Company recorded an accrual of $1,121 for dividends and distributions declared on March 10, 2025, which were paid after March 31, 2025.
●	The Company recorded a decrease in equity method affiliates of $113 and an increase in other investments, at fair value of $113, resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease of $505 in other investments, at fair value and a decrease of $505 in other investment sold, not yet purchased due to the payment of shares to a former SPAC sponsor entity.
●	The Company recorded a decrease of $392 in other investments, at air value resulting from an in-kind distribution to the non-convertible controlling interest.
●	The Company recorded a decrease in other receivables of $19, a decrease in due from broker of $1,120, a decrease in other investments, at fair value of $1,299, a decrease of other investments sold, not yet purchased, at fair value of $344, and a decrease in non-controlling interest of $1,961 resulting from the sale of the Company's interest in Vellar GP.

23. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The Company has identified the following related party transactions for the three months ended March 31, 2026 and 2025. The transactions are listed by the related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

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

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Notes. On January 31, 2022, the Operating LLC and JKD Investor entered into a purchase agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the 2020 Note in the aggregate principal amount of $4,500. See note 15. The Company incurred interest expense on this debt, which is disclosed in the table below.  On January 31, 2026, the Company paid all interest accrued and principal due and payable under the 2020 Note and the 2020 Note was cancelled. See note 4.

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

On March 20, 2026, the Company entered into a loan agreement with BZC Family B.V., a holding company registered in Amsterdam, The Netherlands.  BZC Family B.V. is affiliated with Betsy Cohen, the mother of Daniel G. Cohen, the Company's Executive Chairman. Subject to the loan agreement, BZC Family B.V. loaned $2,809 to the Company. The loan bears no interest and is to be repaid on the date three months after the date of the loan agreement. The loan proceeds were to be used to for a capital call relating to an AOI property.  See Note 24.

In July 2025, the Company invested $1,156 in the CK Capital Value Fund Cooperatief U.A., a fund affiliated with CK Capital. This investment is included in other investments, at fair value in the consolidated balance sheets as of March 31, 2026.  The objective of the fund is to realize capital growth and rental income by investing in, actively managing, and adding value to office buildings in The Netherlands, and any ancillary properties and assets.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of March 31, 2026, the Company owned 1.72% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a servicing contract with CREO JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  As of  March 31, 2026, the Company owned 7.5% of the equity of CREO JV.

D. SPAC Sponsor Entities and Other

In general, a SPAC is initially funded by a sponsor and that sponsor invests in and receives private placement and founders shares of the SPAC.  The sponsor  may be organized as a single legal entity or multiple entities under common control.  In either case, the entity (or entities) is referred to in this section as the sponsor of the applicable SPAC.  The Company had the following transactions with SPACs that are considered to be related parties.

Columbus Circle II SPAC

Columbus Circle II SPAC is a related party as it is an equity method investment of the Company.  The Company owns 26.5% of Columbus Circle II SPAC. Income earned or loss incurred on this equity method investment is included in the table below.  The Company has entered into an administrative services agreement with the Columbus Circle II SPAC.  Revenue earned by the Company from this agreement is included as part of principal transactions and other income in the table below. The Company also loaned to Columbus Circle II SPAC approximately $485 to cover expenses relating to the Columbus Circle II SPAC IPO, which was repaid in full at the closing of the Columbus Circle II SPAC IPO. The Columbus Circle II Sponsor and its affiliates, including Cohen & Company LLC, may commit to loan Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the Columbus Circle II SPAC IPO. CCM acted as the lead underwriter in the Columbus Circle II SPAC IPO and was paid $990 in 2026 for such investment banking services, which is included in the table below. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A Ordinary Shares of Columbus Circle II SPAC and 50,000 private placement warrants of Columbus Circle II SPAC exercisable at $11.50 per share. If Columbus Circle II SPAC does not consummate a Business Combination in the required time frame, no funds from Columbus Circle II SPAC’s trust account can be used to repay the loans.

FTAC Emerald

FTAC Emerald Acquisition Corp. ("FTAC Emerald") was a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it is an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC.   In February 2025, FTAC Emerald merged with Fold Holdings, Inc. (NASDAQ:FLD) and the 35,000 founders shares were reduced to an allocation of 19,775 restricted shares, which were distributed to the Company in June 2025.

BTC Development Corp.

BTC Development Corp. is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of the board of directors of BTC Development Corp. Cohen Securities was the lead underwriter in BTC Development Corp.'s SPAC IPO.   Cohen Securities provided investment banking services to BTC Development Corp. and received cash and non-cash consideration. Any realized or unrealized gains and losses on the non-cash consideration received are recorded in investment banking and new issue in the table below.

Crane Harbor Acquisition Corp. I/ Crane Harbor Acquisition Corp. II

Crane Harbor Acquisition Corp. I and Crane Harbor Acquisition Corp. II are a related parties because Edward Cohen and Jonathan Cohen, the father and brother of Daniel G. Cohen, respectively, are members of the board of directors of both Crane Harbor Acquisition Corp. I and Crane Harbor Acquisition Corp. II. Cohen Securities provided investment banking services to both entities and received cash and non-cash consideration.  The fees and any realized or unrealized gains and losses on these securities are recorded in investment banking and new issue in the table below.

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

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025. For the three months ended March 31, 2025, the Company recorded net loss of $381, related to Vellar GP, which includes both the loss on sale and the results of operations for 2025 period prior to the sale. This amount is not included in the table below.

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

	Three Months Ended March 31,
	2026	2025
Investment banking and new issue
BTC Development Corp.	$263	$-
Columbus Circle II SPAC	991	-
Crane Harbor Acquisition I	979	-
Crane Harbor Acquisition II	365	-
	$2,598	$-
Asset management
CREO JV	$88	$151
U.S. Insurance JV	211	245
	$299	$396
Principal transactions and other income
CK Capital Value Fund	$13	$-
Columbus Circle II SPAC	15	-
CREO JV	(48)	72
U.S. Insurance JV	49	61
	$29	$133
Income (loss) from equity method affiliates
Columbus Circle SPAC II	$(698)	$-
Dutch Real Estate Entities	(283)	316
Other SPAC Entities	454	2,102
	$(527)	$2,418

Operating expense (income)
Cohen Circle	$(26)	$(26)
	$(26)	$(26)
Interest expense (income)
JKD Investor	$121	$286
	$121	$286

 The following related party transactions are not included in the table above.

E.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., the Company's chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their eligible compensation. Contributions made on behalf of the Company were $192 and $140 for the three months ended  March 31, 2026 and 2025, respectively.

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program arrangement from the Company's Executive Chairman, Daniel G. Cohen.  The contract, which allowed for an allotted number of hours of air travel on selected aircraft, expired on September 30, 2025.  The Company utilized the air travel for general business purposes and recorded the expense in business development, occupancy, equipment in the consolidated statement of operations.  On October 1, 2025, the Company and Cohen Circle jointly entered a three-year corporate aircraft program membership agreement, with the contract term going through September 30, 2028. The arrangement allows for an allotted number of flight hours on select aircraft. During 2025, the Company paid $699 for the first year of the contract and Cohen Circle will reimburse the Company for any flight hours used for Cohen Circle business purposes. During the three months ended March 31, 2026 and 2025, the Company recognized $16 and $204, respectively, of expense on this arrangement.

From time to time, the Company purchases produce from Grand Cru Farm as a benefit to its employees.  Grand Cru Farm is owned by Daniel G. Cohen.  The Company purchased $4 and $11 from Grand Cru Farm during the three months ended  March 31, 2026 and 2025, respectively.

24. DUE FROM / DUE TO RELATED PARTIES

Amounts due to related parties associated with outstanding debt are included as components of those balances in the consolidated balance sheets.  In addition, interest or investment return owed on those balances are included as a component of accounts payable and other liabilities in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company does not elect the fair value option is included as a component of investments in equity method affiliates in the consolidated balance sheets.  Any investment made in an equity method affiliate for which the Company elected the fair value option is included as a component of other investments, at fair value in the consolidated balance sheets.

The following table summarizes amounts due from / to related parties as of each date shown. These amounts may result from normal operating advances, employee advances, or from timing differences between the transactions disclosed in note 23 and final settlement of those transactions in cash. All amounts are primarily non-interest bearing.

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
CREO JV	$88	$123
Employee & other	1,383	874
SPAC Fund - other receivable	126	159
U.S. Insurance JV	210	245
Due from related parties	$1,807	$1,401

DUE TO RELATED PARTIES

(Dollars in Thousands)

	March 31, 2026	December 31, 2025
BZC Family B.V.	$2,809	$-
	$2,809	$-

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Cohen & Company Inc. and its consolidated subsidiaries (collectively, “we,” “us,” “our,” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Overview

We are a financial services company specializing in an expanding range of capital markets and asset management services. Our business is organized into three business segments:

●

Capital Markets:  Our Capital Markets business segment consists primarily of sales, trading, underwriting, gestation repo financing, new issue placements in corporate and securitized products, and advisory services.  Our sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, special purpose acquisition corporation (“SPAC”) equity, preferred equity, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments.  We operate our capital markets activities primarily through our subsidiaries: Cohen Securities in the United States and CCFESA in Europe.  CCM is a division of Cohen Securities.

●

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

We generate our revenue by business segment primarily through the following activities.

Capital Markets

●	Investment banking and new issue revenue comprised of (a) origination fees for newly created financial instruments, (b) revenue from advisory services, (c) revenue from underwriting, (d) new issue revenue associated with arranging and placing newly created financial instruments, and (e) any investment returns on financial instruments that we have acquired or received as consideration for services provided by CCM;
●

Trading activities which include execution and brokerage services, riskless trading activities as well as gains and losses (unrealized and realized) and income and expense earned on securities and derivatives classified as trading; and

●	Revenue earned on our gestation repo financing program.

Asset Management

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

Volatile Interest Rates, Dollar Weakness, and Inflation

The U.S. macroeconomic environment during the period was characterized by persistent interest rate volatility, continued inflationary pressure, and periods of U.S. dollar weakness. These conditions generally influenced investor sentiment, trading volumes, and pricing dynamics across fixed income markets, which in turn affected our operating results during the periods presented.  Interest rate volatility remained elevated as market participants reacted to changes in monetary policy expectations, shifts in economic growth indicators, and evolving inflation data. Heightened rate movements contributed to fluctuating levels of liquidity and spread dispersion across the fixed income securities in which we transact. While volatility can create trading opportunities for our business, it can also reduce market depth and widen bid‑ask spreads, which may increase transaction costs and adversely impact our ability to efficiently manage positions.  Our performance is significantly influenced by the pace of U.S. mortgage activity. Mortgage origination volumes, refinancing activity, and overall housing market conditions all affect the supply, prepayment behavior, and relative value of mortgage‑related securities. Periods of rising interest rates or increased rate uncertainty tend to slow mortgage activity, which can reduce trading flows and dampen client demand for certain mortgage‑backed products. Conversely, periods of declining rates or stabilizing rate expectations generally support higher mortgage activity and improved trading conditions in these markets.

Although the U.S. dollar experienced periods of weakness against major currencies during the periods presented, we have limited direct exposure to foreign currency fluctuations. As a result, dollar movements had a minimal impact on our financial results. However, broad macroeconomic trends associated with currency movements—such as changes in global capital flows or investor risk appetite—can indirectly affect liquidity and pricing in U.S. fixed income markets.

Inflation remained above historical norms for much of the periods presented, influencing U.S. Federal Reserve policy actions and contributing to the overall rate environment. Elevated inflation increased uncertainty around the trajectory of short‑ and long‑term interest rates, reinforcing the volatility observed across fixed income markets. These conditions required ongoing adjustments to our risk management strategies, including reassessment of interest rate hedges, duration exposure, and balance sheet positioning.  Overall, the combination of volatile interest rates, dollar weakness, and persistent inflation shaped the trading environment for our business. While these factors created both challenges and opportunities, we continued to monitor macroeconomic developments closely and adapt our trading, risk management, and liquidity strategies in response to evolving market conditions.

Recent Developments in the Middle East

Beginning in February 2026, geopolitical instability in the Middle East, including disruptions and heightened uncertainty related to shipping through the Strait of Hormuz, has contributed to increased volatility across global financial markets. These conditions may adversely affect liquidity, pricing, and volatility in fixed income and equity markets, result in wider bid‑ask spreads and increased margin requirements, and increase interest rate and credit spread volatility, which could negatively impact our trading results and risk management activities. Prolonged market disruption may also reduce client activity levels and negatively affect the timing, volume, and execution of investment banking and underwriting transactions.

Recent Events

Columbus Circle Capital Corp. II

On February 12, 2026, Columbus Circle Capital Corp. II (NASDAQ: CMIIU) (the “ Columbus Circle II SPAC”), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 23,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 2 Sponsor Corp. LLC, the sponsor of the Columbus Circle II SPAC (the “Columbus Circle II Sponsor”). CCM acted as the lead underwriter in the IPO.

Each Unit consists of one Class A ordinary share of the Columbus Circle II SPAC, par value $0.0001 per share (“Class A Ordinary Shares”), and one-third of one warrant (each, a “Warrant”); each whole Warrant entitles the holder to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses).

If the Columbus Circle II SPAC fails to consummate a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless the Columbus Circle II SPAC’s shareholders approve an amendment to the Columbus Circle II SPAC’s amended and restated memorandum and articles of association (the “SPAC Articles”) to extend the amount of time the Columbus Circle II SPAC will have to consummate an initial Business Combination.

The Columbus Circle II Sponsor purchased an aggregate of 265,000 of the Columbus Circle II SPAC’s placement units (“Placement Units”) in a private placement that occurred simultaneously with the IPO (the “Private Placement”) for an aggregate of $2,650, or $10.00 per Placement Unit. Additionally, CCM used its underwriting fee of $3,600 to purchase 360,000 Placement Units in the Private Placement for an aggregate of $3,600. Each Placement Unit consists of one Class A Ordinary Share and one-third of one warrant (a “Placement Warrant”). The Placement Units are identical to the Units sold in the IPO except that Placement Units (including the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Columbus Circle II SPAC’s initial Business Combination, (ii) will be entitled to certain registration rights, and (iii) with respect to the Placement Warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules. Subject to certain limited exceptions, the Placement Units (including the underlying Placement Warrants and Class A Ordinary Shares and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Columbus Circle II SPAC’s initial Business Combination.

The entire $2,650 invested by the Columbus Circle II Sponsor in consideration for the above-described 265,000 Placement Units of the Columbus Circle II SPAC was raised from third party investors. As the managing member of the Columbus Circle II Sponsor, the Operating LLC consolidates the Columbus Circle II Sponsor and treats the Columbus Circle II Sponsor’s investment in the Columbus Circle II SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

A total of $230,000 of the net proceeds from the Private Placement and the IPO were placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a Business Combination is not consummated), none of the funds held in the trust account will be released until the earliest of (i) the completion of the Columbus Circle II SPAC’s initial Business Combination, (ii) the redemption of the Columbus Circle II SPAC’s public Class A Ordinary Shares if the Columbus Circle II SPAC is unable to complete its initial Business Combination within 24 months from the completion of the IPO, and (iii) the redemption of the Columbus Circle II SPAC’s public Class A Ordinary Shares properly submitted in connection with a shareholder vote to amend the SPAC Articles to (A) modify the substance or timing of the Columbus Circle II SPAC’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Columbus Circle II SPAC’s public shares if the Columbus Circle II SPAC has not consummated an initial Business Combination within 24 months from the completion of the IPO, or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. If the Columbus Circle II SPAC does not complete a Business Combination, the Placement Units will expire and be worthless.

The Columbus Circle II Sponsor holds an aggregate of 7,666,667 founder shares in the Columbus Circle II SPAC. Subject to certain limited exceptions, the founder shares will not be transferable or salable until the earlier to occur of: (i) six months after the completion of the IPO, and (ii) the date on which the Columbus Circle II SPAC completes a liquidation, merger, share exchange or other similar transaction after its initial Business Combination that results in all of the Columbus Circle II SPAC’s shareholders having the right to exchange their Class A Ordinary Shares underlying the founder shares for cash, securities or other property.

Certain non-controlling interests in the Columbus Circle II Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Columbus Circle II Sponsor, either directly or indirectly, and have an interest in the Columbus Circle II SPAC’s founder shares through such membership interests in the Columbus Circle II Sponsor. The number of the Columbus Circle II SPAC’s founders shares in which such non-controlling interests in the Columbus Circle II Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Columbus Circle II Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of the Columbus Circle II SPAC’s founder shares currently allocated to the Operating LLC is 2,627,383, but such number of founder shares will also not be finally and definitively determined until the consummation of a Business Combination.

In connection with the IPO, the Columbus Circle II Sponsor has agreed to indemnify the Columbus Circle II SPAC for all claims by third parties for services rendered or products sold to the Columbus Circle II SPAC, or a prospective target business with which the Columbus Circle II SPAC has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement (except for the Columbus Circle II SPAC’s independent registered public accounting firm), to the extent such claims reduce the amount of funds in the Columbus Circle II SPAC’s trust account to below the lesser of (i) $10.00 per share of Class A Ordinary Shares, and (ii) the actual amount per share of Class A Ordinary Shares held in the Columbus Circle II SPAC’s trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the Columbus Circle II SPAC’s trust assets, in each case net of taxes, provided that such liability will not apply to any claims (A) by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Columbus Circle II SPAC’s trust account or (B) under the Columbus Circle II SPAC’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

The Columbus Circle II Sponsor loaned to the Columbus Circle II SPAC approximately $485 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Columbus Circle II Sponsor and its affiliates, including the Operating LLC, may commit to loan the Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Columbus Circle II SPAC consummates a Business Combination in the required time frame, the loans are to be repaid from the funds held in the Columbus Circle II SPAC’s trust account. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A Ordinary Shares and 50,000 Private Placement Warrants exercisable at $11.50 per share. If the Columbus Circle II SPAC does not consummate a Business Combination in the required time frame, no funds from the Columbus Circle II SPAC’s trust account can be used to repay the loans.

Columbus Circle Capital Corp. I

On May 19, 2025, Columbus Circle Capital Corp. I (the "Columbus Circle SPAC"), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 25,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ partial exercise of their over-allotment option.

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

As of March 31, 2026, we held 2,151,666 shares of BRR, which were allocated to us by the sponsor of the Columbus Circle SPAC.  As of March 31, 2026, we carried these shares at a value of $4,540 as a component of other investments, at fair value in our consolidated balance sheet.  The BRR shares are subject to certain transfer restrictions, which restrictions will lapse and the BRR shares will no longer be subject to these transfer restrictions upon the earliest to occur of the following: (i) the second anniversary of the Closing, (ii) if the closing price of ProCap Financials’ common stock equals or exceeds $10.21 per share (subject to customary adjustments) for any 20 trading days within any consecutive 30-trading day period, and (iii) if the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period equals or exceeds $140 during any five-day period. Any further change in value of these shares until final liquidation will be recorded as principal transactions gain or loss in our consolidated statement of operations.  For the three-month period ended March 31, 2026, we recorded a loss of ($3,055) on these shares.

In addition, we served as underwriter and advisor to the Columbus Circle SPAC.  As partial consideration for these services, we received 392,000 shares of BRR and 196,000 warrants.  As of March 31, 2026, the shares and warrants were carried at a value of $882, and are included as a component of other investments, at fair value in our consolidated balance sheet.  For the three-month period ended March 31, 2026, we recorded a loss of ($639) on these shares and warrants.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and 2025.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Favorable / (Unfavorable)
	2026	2025	$ Change	% Change
Revenues
Investment banking and new issue	$45,711	$20,164	$25,547	127%
Net trading	13,200	9,211	3,989	43%
Asset management	2,419	2,020	399	20%
Principal transactions and other revenue	(3,428)	(2,655)	(773)	(29%)
Total revenues	57,902	28,740	29,162	101%

Operating expenses
Compensation and benefits	41,307	21,666	(19,641)	(91%)
Business development, occupancy, equipment	2,383	1,829	(554)	(30%)
Subscriptions, clearing, and execution	3,952	2,174	(1,778)	(82%)
Professional fee and other operating	4,924	2,792	(2,132)	(76%)
Depreciation and amortization	203	172	(31)	(18%)
Total operating expenses	52,769	28,633	(24,136)	(84%)

Operating income / (loss)	5,133	107	5,026	4,697%

Non-operating income / (expense)

Interest expense, net	(1,335)	(1,448)	113	8%
Income / (loss) from equity method affiliates	(527)	2,418	(2,945)	(122%)
Income / (loss) before income taxes	3,271	1,077	2,194	204%
Income tax expense / (benefit)	(182)	139	321	231%
Net income / (loss)	3,453	938	2,515	268%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(718)	(173)	545	315%
Enterprise net income / (loss)	4,171	1,111	3,060	275%
Less: Net income (loss) attributable to the convertible non-controlling interest	2,679	782	(1,897)	(243%)
Net income / (loss) attributable to Cohen & Company Inc.	$1,492	$329	$1,163	353%

Revenues

Revenues increased by $29,162, or 101%, to $57,902 for the three months ended March 31, 2026, as compared to $28,740 for the three months ended March 31, 2025. Each line item is discussed below in more detail.

Investment Banking and New Issue

Investment banking and new issue revenue increased by $25,547 to $45,711 for the three months ended March 31, 2026, as compared to $20,164 for the three months ended March 31, 2025.

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

CCM, a division of Cohen Securities, is our full-service boutique investment bank providing capital markets and SPAC advisory services to corporations, financial sponsors, investors, and institutions.  In addition, we sometimes generate investment banking and new issue revenue by originating new assets for the U.S. Insurance JV, CREO JV, and our European Pride Funds.

In some cases, CCM will receive financial instruments in lieu of cash for its investment banking and new issue engagements.  In these cases, we record investment banking and new issue revenue equal to the fair value of the instruments received.  Subsequent to receipt, the instruments are carried at fair value as a component of other investments, at fair value in our consolidated balance sheets. Any change in the fair value of these instruments subsequent to recording the investment banking and new issue revenue will be recorded as an adjustment to investment banking and new issue revenue in the consolidated statement of operations.  Further, it should be noted that the financial instruments we receive in these cases are often either (i) common stock investments that are restricted for resale for some period of time, (ii) convertible or non-convertible debt investments that are not publicly traded, (iii) equity investments in special purpose entities that are not publicly traded, or (iv) unrestricted common stock investments in public companies that do not have significant trading volume.  Therefore, it may take us a significant period of time to liquidate these investments.  We may suffer significant losses prior to final liquidation of these financial instruments, which will impact the results of our Capital Markets segment.

The following table shows the cash and non-cash portion of new issue and advisory revenue:

	Three Months Ended March 31, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$17,395	$5,717	$23,112
CCM - Advisory and other new issue	12,105	5,255	17,360
Other - Origination	-	-	-
Total	29,500	10,972	40,472
Gains / (losses) on CCM financial instruments received as non-cash consideration			5,239
Investment banking and new issue			$45,711

	Three Months Ended March 31, 2025
	Cash	Non-Cash	Net
CCM - Underwriting	$2,225	$1,634	$3,859
CCM - Advisory and other new issue	12,366	17,014	29,380
Other - Origination	-	-	-
Total	14,591	18,648	33,239
Gains / (losses) on CCM financial instruments received as non-cash consideration			(13,075)
Investment banking and new issue			$20,164

	Change
	Cash	Non-Cash	Total
CCM - Underwriting	$15,170	$4,083	$19,253
CCM - Advisory and other new issue	(261)	(11,759)	(12,020)
Other - Origination	-	-	-
Total	14,909	(7,676)	7,233
Gains / (losses) on CCM financial instruments received as non-cash consideration			18,314
Investment banking and new issue			$25,547

When CCM receives financial instruments in exchange for services, the non-cash revenue recorded equals the fair value of the financial instrument received as of the date the underlying transaction closed.  CCM's clients include many newly public companies as well as early stage and high growth companies.  These companies often have highly volatile stock prices.  Accordingly, CCM may experience significant gains or losses subsequent to the receipt of the financial instrument until the financial instrument is finally liquidated.  Unless the financial instruments received have been fully liquidated, CCM may experience further gains or losses in the future related to those financial instruments.  See note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q to review the remaining carrying value of positions held as of the current reporting period date.

Net Trading

Net trading revenue increased by $3,989, or 43%, to $13,200 for the three months ended March 31, 2026, as compared to $9,211 for the three months ended March 31, 2025.  The following table shows the detail by trading group.

NET TRADING

	Three Months Ended March 31,
	2026	2025	Change
Mortgage	$1,101	$949	$152
Gestation Repo	5,885	4,180	1,705
High Yield Corporates	260	394	(134)
Agencies	497	591	(94)
SPAC Equity	1,188	-	1,188
CMOs	2,087	434	1,653
SBAs	262	428	(166)
Structured Notes	411	1,313	(902)
Other	1,509	922	587
Total	$13,200	$9,211	$3,989

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

	As of March 31,		As of December 31,
	2026	2025	2025	2024
Pride, managed accounts, and other	$945,583	$926,429	$994,170	$897,088
U.S. Insurance JV	124,197	154,017	144,127	154,001
CREO JV	140,196	242,153	192,941	263,308
Company-sponsored CDOs	101,532	953,363	101,480	965,887
Assets under management (1)	$1,311,508	$2,275,962	$1,432,718	$2,280,284

(1) In some cases, accounts we manage may employ leverage.  Further, in some cases, our fees are based on gross assets and in other cases, our fees are based on net assets.  Finally, in the case of the SPAC Series Funds there are no management fees earned.  AUM included herein is calculated using either gross or net assets of each managed account or CDO based on whichever serves as the basis for our management fees. In the case where no management fees are earned, the net assets are included.

Asset management fees increased by $399, or 20%, to $2,419 for the three months ended March 31, 2026, as compared to $2,020 for the three months ended March 31, 2025.  The net increase of $399 was comprised of (i) an increase for Pride, management accounts, and other of $824; partially offset by a decrease of $34 for the US Insurance JV; a decrease of $64 from the CREO JV, and a decrease in $327 for company-sponsor CDOs.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $773 to ($3,428) for the three months ended March 31, 2026, as compared to ($2,655) for the three months ended March 31, 2025.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Three Months Ended March 31,
	2026	2025	Change
Interests in public companies:
Brand Engagement Network, Inc. (NASDAQ: BNAI)	$326	$(122)	$448
ProCap Financial, Inc. (NASDAQ:BRR)	(3,055)	-	(3,055)
Critical Metals Corp. (NASDAQ: CRML)	-	(2,393)	2,393
Murano Global Investments PLC (NASDAQ: MRNO)	(727)	-	(727)
Payoneer Global Inc. (NASDAQ: PAYO)	(218)	(774)	556
Rezolve AI PLC (NASDAQ: RZLV)	-	(505)	505
CREO JV	(48)	72	(120)
U.S. Insurance JV	49	61	(12)
CK Capital Fund	13	-	13
SFAs	-	1,404	(1,404)
Other	(255)	(73)	(182)
Total principal transactions	(3,915)	(2,330)	(1,585)

IIFC revenue share	263	469	(206)
Sale of Vellar GP	-	(836)	836
All other income	224	42	182
Other income	487	(325)	812

Principal transactions and other income (loss)	$(3,428)	$(2,655)	$(773)

Interests in Public Companies

These investments represent our direct and indirect investments in certain public companies. These investments may be in the form of unrestricted common stock, restricted common stock, equity derivatives, convertible notes and non-convertible notes receivable, as well as equity interest in SPVs that have investments in public companies. The name and stock symbol of each public company in which we have a direct or indirect investment is listed in the table above.  The amounts shown represent the change in the fair value of our investment during each time period noted in the table.

Other Principal Investments

CREO JV invests in primarily multi-family commercial real estate mortgage-backed loans. We carry our investment in the CREO JV at its reported NAV.

U.S. Insurance JV invests in insurance company debt.  We carry our investment in the U.S. Insurance JV at its reported NAV.

CK Capital Fund is a fund that invests in Dutch real estate.  We carry our investment in CK Capital Fund at its reported NAV.

Other principal investments consist of realized and unrealized gains and losses from other investments reported at fair value.

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The loss on sale of Vellar GP related to the sale of our interest in the Vellar GP consummated in the three months ended March 31, 2025.  The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $10,304 in revenue share income. Other income is recorded in all three of our segments.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K.

Operating Expenses

Operating expenses increased by $24,136, or 84%, to $52,769 for the three months ended March 31, 2026, as compared to $28,633 for the three months ended March 31, 2025. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $19,641, or 91%, to $41,307 for the three months ended March 31, 2026, as compared to $21,666 for the three months ended March 31, 2025.

COMPENSATION AND BENEFITS

	Three Months Ended March 31,
	2026	2025	Change
Cash compensation and benefits	$40,015	$20,508	$19,507
Equity-based compensation	1,292	1,158	134
Total	$41,307	$21,666	$19,641

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  The increase was primarily the result of increased incentive compensation driven by increased revenue.  Our total headcount was 128 at March 31, 2026 and 117 at March 31, 2025.  Equity-based compensation remained relatively unchanged.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $554, or 30%, to $2,383 for the three months ended March 31, 2026, as compared to $1,829 for the three months ended March 31, 2025.  This increase was comprised of an increase in business development of $427 and an increase in occupancy and equipment of $127.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $1,778, or 82%, to $3,952 for the three months ended March 31, 2026, as compared to $2,174 for the three months ended March 31, 2025. The increase was comprised of an increase in clearing and execution of $1,565 and an increase in subscriptions of $213.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses increased by $2,132, or 76%, to $4,924 for the three months ended March 31, 2026, as compared to $2,792 for the three months ended March 31, 2025. This increase is comprised of an increase in professional fees of $2,433; partially offset by a decrease in other operating expenses of $301.

Depreciation and Amortization

Depreciation and amortization increased by $31, or 18%, to $203 for the three months ended March 31, 2026, as compared to $172 for the three months ended March 31, 2025.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $113 to $1,335 for the three months ended March 31, 2026, as compared to $1,448 for the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025	Change
Junior subordinated notes	$1,170	$1,144	$26
2020/2024 Notes	121	286	(165)
Byline Credit Facility	44	18	26
	$1,335	$1,448	$(113)

See notes 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $2,945 to ($527) for the three months ended March 31, 2026, as compared to $2,418 for the three months ended March 31, 2025.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2026	2025	Change
Dutch Real Estate Entities	$(283)	$316	$(599)
Columbus Circle II SPAC	(698)	-	(698)
SPAC Sponsor Entities and Other	454	2,102	(1,648)
Total	$(527)	$2,418	$(2,945)

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

	Three Months Ended March 31,
	2026	2025	Change
Critical Metals Corp. (NASDAQ: CRML)	$-	$(367)	$367
Fold Holdings, Inc. (NASDAQ: FLD)	-	2,364	(2,364)
Murano Global Investments Plc (NASDAQ: MRNO)	454	217	237
Other	-	(112)	112
Total	$454	$2,102	$(1,648)

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $321 to ($182) for the three months ended March 31, 2026, as compared to $139 for the three months ended March 31, 2025.

	For the Three Months Ended March 31,
	2026	2025	Change
Current	$(182)	$54	$236
Deferred	-	85	85
Total	$(182)	$139	$321

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended March 31, 2026, Cohen & Company Inc. owned 30.4% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 69.6% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended March 31, 2026 and 2025 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

	Three Months Ended March 31,
	2026	2025	Change
Other SPAC Sponsor Investor	$(134)	$(1,037)	$(903)
Columbus Circle II SPAC	(584)	-	584
Vellar GP	-	864	864
Total	$(718)	$(173)	$545

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. We sold our interest in Vellar GP during 2025.  Columbus Circle II SPAC was launched in the three months ended March 31, 2026.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended March 31, 2026 and 2025 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

For the Three Months Ended March 31, 2026

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$3,271	$-	$3,271
Income tax expense / (benefit)	138	(320)	(182)
Net income / (loss) after tax	3,133	320	3,453
Other consolidated subsidiary non-controlling interest	(718)
Net income / (loss) attributable to the Operating LLC	3,851
Average effective Operating LLC non-controlling interest % (1)	69.57%
Operating LLC non-controlling interest	$2,679

For the Three Months Ended March 31, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$1,077	$-	$1,077
Income tax expense / (benefit)	140	(1)	139
Net income / (loss) after tax	937	1	938
Other consolidated subsidiary non-controlling interest	(173)
Net income / (loss) attributable to the Operating LLC	1,110
Average effective Operating LLC non-controlling interest % (1)	70.45%
Operating LLC non-controlling interest	$782

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

Certain subsidiaries of the Operating LLC have restrictions on the withdrawal of capital and otherwise in making distributions and loans. Cohen Securities is subject to net capital restrictions imposed by the SEC and FINRA that require certain minimum levels of net capital to remain in this subsidiary. In addition, these restrictions could potentially impose notice requirements or limit our ability to withdraw capital above the required minimum amounts (excess capital) whether through a distribution or a loan. CCFESA is subject to the regulations of the ACPR, which imposes minimum capital requirements.  See note 25 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In July 2021, our board of directors reinstated our quarterly dividend, declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, December 22, 2025, and March 6, 2026, our board of directors declared special cash dividends on its Common Stock of $0.75, $2.00, and $0.70 per share, respectively.  On May 1, 2026, our board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on June 2, 2026, to stockholders of record as of May 18, 2026.

We had the following financing transactions in excess of $1,000 during the three months ended March 31, 2026, excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items:

●	We received investments of $2,666 in non-convertible non-controlling interests.
●	We redeemed $1,883 of convertible non-controlling interest.
●	We repaid the 2020 Note for $4,500.

We had no other financing transactions in excess of $1,000 for the three months ended March 31, 2025.

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

As of March 31, 2026 and December 31, 2025, we maintained cash and cash equivalents of $ 18,992 and $ 56,762, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities	$(31,208)	$(6,372)
Cash flow from investing activities	2,522	4,189
Cash flow from financing activities	(8,922)	(3,631)
Effect of exchange rate on cash	(162)	209
Net cash flow	(37,770)	(5,605)
Cash and cash equivalents, beginning	56,762	19,590
Cash and cash equivalents, ending	$18,992	$13,985

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Three Months Ended March 31, 2026

As of March 31, 2026, our cash and cash equivalents were $18,992, representing a decrease of $37,770 from December 31, 2025. The decrease was attributable to cash used in operating activities of $31,208, cash provided by investing activities of $2,522, cash used in financing activities of $8,922, and a decrease in cash caused by the change in exchange rates of $162.

The cash used in operating activities of $31,208 was comprised of (a) net cash outflows of $42,609 related to working capital fluctuations; (b) net cash inflows of $18,014 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $6,613 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $2,522 was comprised of (a) sales and returns of principal - other investments, at fair value of $7,639; (b) sales and returns of principal - other investments sold, not yet purchased at fair value of $694; partially offset by (c) $5,483 of investments in equity method affiliates; and (d) $328 in purchases of furniture, equipment, and leasehold improvements.

The cash used in financing activities of $8,922 was comprised of (a) $4,500 repayment of the 2020 Note; (b) $638 of cash used to net settle equity awards; (c) $5,181 in dividends; (d) $1,883 in redemption of convertible non-controlling interest units; partially offset by (e) $614 in proceeds from the sale of Common Stock; and (f) $2,666 in investments in the non-convertible non-controlling interest.

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

The cash used in operating activities of $6,372 was comprised of (a) net cash outflows of $4,794 related to working capital fluctuations; (b) net cash inflows of $789 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $2,367 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $4,189 was comprised of (a) $14,657 of sales and returns of principal from other investments, at fair value; (b) $1,308 of distributions received from equity method affiliates; partially offset by (c) $11,186 in cash used to purchase other investments, at fair value; (d) $433 in reduction in cash from the disposal of our interest in Vellar GP; and (e) $157 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $3,631 was comprised of (a) $340 in cash used to net settle equity awards; (b) $383 in dividends paid on Common Stock; (c) $1,110 in convertible non-controlling interest distributions; (d) $954 in redemption of convertible non-controlling interest units; and (e) $844 of non-convertible noncontrolling interest distributions.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: Cohen Securities in the United States and CCFESA in France. As a U.S. broker-dealer, Cohen Securities is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at March 31, 2026 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

March 31, 2026
United States	$250
Europe	701
Total	$951

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at March 31, 2026, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $73,270. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from Cohen Securities

As of March 31, 2026, our total equity on a consolidated basis was $100,146 and the total equity of Cohen Securities was $105,478.  Therefore, a deficit of $5,332 existed outside of Cohen Securities. In addition, it should be noted that our non-convertible non-controlling interest represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of March 31, 2026, our non-convertible non-controlling interest balance was $2,386.  Therefore, we have an equity deficit outside of Cohen Securities of $7,718 as of March 31, 2026.

From time to time, we may need to take distributions of income (and potentially returns of capital) from Cohen Securities to satisfy the cash needs as a result of the losses incurred outside of Cohen Securities or to satisfy other obligations that come due outside of Cohen Securities.  However, we are subject to significant limitations on our ability to make distributions from Cohen Securities.  These limitations include limitations imposed by FINRA under Rule 15c3-1 under the Exchange Act (described immediately above) and limitations under our line of credit with Byline Bank (see note 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  Furthermore, counterparties to Cohen Securities have their own internal counterparty credit requirements.  The specific requirements are not generally shared with us.  However, if we take too much in capital distributions from Cohen Securities (beyond its net income), we may not be able to trade with certain counterparties.  In addition, we rely on available net capital to complete firm underwritings.  Therefore, significant distributions from Cohen Securities may cause Cohen Securities’ operations to deteriorate.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the three months ended March 31, 2026 and the twelve months ended December 31, 2025 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Three Months Ended March 31, 2026	For the Twelve Months Ended December 31, 2025
Receivables under resale agreements
Period end	$359,602	$357,408
Monthly average	$345,928	$619,894
Maximum month end	$359,602	$811,908
Securities sold under agreements to repurchase
Period end	$402,389	$400,391
Monthly average	$391,102	$652,260
Maximum month end	$403,621	$840,249

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

DETAIL OF DEBT

	As of March 31, 2026	As of December 31, 2025	Interest Rate Terms	Interest (2)	Maturity
Description
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$2,573	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	-	4,500	Fixed	12.00%	January 2026
	2,573	7,073
Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	7.93%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.11%	March 2035
Less unamortized discount	(22,108)	(22,303)
	26,017	25,822

Byline Credit Facility	-	-	Variable	NA	June 2026
Total	$28,590	$32,895

(1)

The junior subordinated notes listed represent debt we owe to the two trusts noted above. The total par amount owed by us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, we receives back from the trusts the pro rata share of interest and principal on the common stock held by us.  These trusts are VIEs and we do not consolidate them even though we hold the common stock.  We carry the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of March 31, 2026 on a combined basis was 18.88% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of March 31, 2026.

Contractual Obligations

The table below summarizes our significant contractual obligations as of March 31, 2026 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

March 31, 2026

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$21,240	$2,934	$5,825	$4,677	$7,804
Maturity of 2024 Note (1)	2,573	2,573	-	-	-
Interest on 2024 Note (1)	206	206	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	40,246	3,852	7,705	7,705	20,984
Other Operating Obligations (3)	2,734	1,909	825	-	-
	$115,124	$11,474	$14,355	$12,382	$76,913

(1)	The 2024 Note matures on August 31, 2026.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 7.93% (based on the Term SOFR rate in effect as of March 31, 2026 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 8.11% (based on the Term SOFR rate in effect as of March 31, 2026 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In May 2025, the FASB issued ASU 2025-04, Compensation— Stock Compensation  (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.  The amendments in this ASU affect the timing of revenue recognition for entities that offer to pay share-based consideration (e.g., equity instruments) to a customer (or to other parties that purchase the entity’s goods or services from the customer) to incentivize the customer (or its customers) to purchase its goods and services. Specifically, the amendments clarify the requirements for share-based consideration payable to a customer that vest upon the customer purchasing a specified volume or monetary amount of goods and services from the entity. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow- Scope Improvements. The amendments in this ASU do not change the fundamental nature of interim reporting or expand or reduce current interim disclosure. The amendments in this ASU clarify the guidance in ASC Topic 270 by providing a comprehensive list of required interim disclosures and codifying a disclosure principle that requires us to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on its consolidated financial statements. The amendments in this ASU are effective for interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended March 31, 2026, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Floating rate securities are not particularly sensitive to interest rate risk. Because they generally accrue income at a variable rate, the movement in interest rates typically does not impact their fair value. Fluctuations in their current income due to variations in interest rates are generally not material to us. Floating rate fixed income securities are subject to other market risks such as default risk of the underlying issuer, changes in issuer’s credit spreads, prepayment rates, investor demand and supply of securities within a particular asset class or industry class of the ultimate obligor. The sensitivity to any individual market risk can be difficult to quantify.

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of March 31, 2026, we would incur a loss of $1,368 if the yield curve rises 100 bps across all maturities and a gain of $1,359 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC that we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of March 31, 2026, our equity price sensitivity was $5,424 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of March 31, 2026, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,065 as of March 31, 2026.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments on a daily basis. We perform an in-depth monthly analysis on all our investments and our risk committee meets on a bi-weekly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealer has an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at March 31, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Incorporated by reference to the headings titled “Commitments and Contingencies” in note 20 to the consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including without limitation the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2025.

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

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1	Equity Distribution Agreement, dated February 20, 2026, by and between Cohen & Company Inc. and Northland Capital Markets (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant with the SEC on February 20, 2026).

10.2

Cohen & Company, LLC Second Amended and Restated Limited Liability Company Agreement, dated March 6, 2026 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant with the SEC on March 6, 2026).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Three Months Ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Changes in Equity for the Three and Three Months Ended March 31, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: May 4, 2026		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: May 4, 2026		Executive Vice President, Chief Financial Officer, and Treasurer