Form 10-Q
period 2026-06-30
Cohen & Co Inc.
filed 2026-08-03
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 28, 2026, there were 3,228,970 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2026
	(unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$40,093	$56,762
Receivables from brokers, dealers, and clearing agencies	51,270	46,194
Due from related parties	1,426	1,401
Other receivables	11,608	8,896
Investments-trading	173,064	140,576
Other investments, at fair value	80,205	57,258
Receivables under resale agreements	409,371	357,408
Investments in equity method affiliates	8,152	6,661
Deferred income taxes	4,539	4,126
Goodwill	109	109
Right-of-use asset - operating leases	14,766	15,406
Other assets	5,780	5,788
Total assets	$800,383	$700,585

Liabilities
Payables to brokers, dealers, and clearing agencies	$49,626	$4
Accounts payable and other liabilities	10,509	17,944
Due to related parties	2,744	-
Accrued compensation	89,448	92,689
Lease liability - operating leases	16,255	16,959
Trading securities sold, not yet purchased	48,932	36,617
Other investments sold, not yet purchased, at fair value	80	-
Securities sold under agreements to repurchase	444,688	400,391
Debt	28,800	32,895
Total liabilities	691,082	597,499

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 3,228,970 and 2,130,063 shares issued and outstanding, respectively, including 589,137 and 380,008 unvested or restricted share awards, respectively	32	21
Additional paid-in capital	88,940	78,539
Accumulated other comprehensive loss	(1,077)	(914)
Accumulated deficit	(24,660)	(26,593)
Total stockholders' equity	63,262	51,080
Non-controlling interest	46,039	52,006
Total equity	109,301	103,086
Total liabilities and equity	$800,383	$700,585

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Investment banking and new issue	$54,059	$44,133	$99,770	$64,297
Net trading	13,888	10,757	27,088	19,968
Asset management	1,837	2,168	4,256	4,188
Principal transactions and other income	(297)	2,813	(3,725)	158
Total revenues	69,487	59,871	127,389	88,611

Operating expenses
Compensation and benefits	48,185	44,323	89,492	65,989
Business development, occupancy, equipment	2,591	1,988	4,974	3,817
Subscriptions, clearing, and execution	3,573	2,332	7,525	4,506
Professional fee and other operating	2,512	3,561	7,436	6,353
Depreciation and amortization	217	172	420	344
Total operating expenses	57,078	52,376	109,847	81,009

Operating income	12,409	7,495	17,542	7,602

Non-operating income (expense)
Interest expense, net	(1,311)	(1,496)	(2,646)	(2,944)
Gain on sale of management contracts	-	837	-	837
Income (loss) from equity method affiliates	(3,038)	(1,437)	(3,565)	981
Income before income tax expense	8,060	5,399	11,331	6,476
Income tax expense (benefit)	141	771	(41)	910
Net income	7,919	4,628	11,372	5,566
Less: Net (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	(2,058)	(141)	(2,776)	(314)
Enterprise net income	9,977	4,769	14,148	5,880
Less: Net income attributable to the convertible non-controlling interest of Cohen & Company Inc.	6,403	3,361	9,082	4,143
Net income attributable to Cohen & Company Inc.	$3,574	$1,408	$5,066	$1,737
Income per share data (see note 19)
Income per common share-basic:
Basic income per common share	$1.58	$0.81	$2.48	$1.01
Weighted average shares outstanding-basic	2,260,310	1,740,307	2,042,252	1,722,409
Income per common share-diluted:
Diluted income (loss) per common share	$0.94	$0.81	$1.36	$1.00
Weighted average shares outstanding-diluted	6,246,612	5,912,753	6,175,567	5,883,087

Comprehensive income:
Net income (loss)	$7,919	$4,628	$11,372	$5,566
Other comprehensive (loss) item:
Foreign currency translation adjustments, net of tax of $0	(29)	239	(106)	355
Other comprehensive income (loss), net of tax of $0	(29)	239	(106)	355
Comprehensive income	7,890	4,867	11,266	5,921
Less: comprehensive income attributable to the non-controlling interest	4,337	3,388	6,243	4,079
Comprehensive income attributable to Cohen & Company Inc.	$3,553	$1,479	$5,023	$1,842

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Six Months Ended June 30, 2026
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2025	$27	$21	$78,539	$(26,593)	$(914)	$51,080	$52,006	$103,086
Net income	-	-	-	1,492	-	1,492	1,961	3,453
Other comprehensive (loss)	-	-	-	-	(22)	(22)	(55)	(77)
Common stock issued, net	-	1	613	-	-	614	-	614
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	516	-	(7)	509	(509)	-
Equity-based compensation	-	-	398	-	-	398	894	1,292
Shares withheld for employee taxes	-	3	(198)	-	-	(195)	(443)	(638)
Dividends/distributions to convertible non-controlling interest	-	-	-	(2,351)	-	(2,351)	(6,016)	(8,367)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(1,883)	(1,883)
Non-convertible non-controlling interest contributions	-	-	-	-	-	-	2,666	2,666
March 31, 2026	$27	$25	$79,868	$(27,452)	$(943)	$51,525	$48,621	$100,146
Net income	-	-	-	3,574	-	3,574	4,345	7,919
Other comprehensive income (loss)	-	-	-	-	(21)	(21)	(8)	(29)
Common stock issued, net	-	1	1,772	-	-	1,773	-	1,773
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	6,671	-	(113)	6,558	(6,558)	-
Equity-based compensation	-	-	635	-	-	635	1,018	1,653
Dividends/distributions to convertible non-controlling interest	-	-	-	(782)	-	(782)	(1,056)	(1,838)
Redemption of convertible non-controlling interest units	-	6	(6)	-	-	-	-	-
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(323)	(323)
June 30, 2026	$27	$32	$88,940	$(24,660)	$(1,077)	$63,262	$46,039	$109,301

	Cohen & Company Inc.
	Six Months Ended June 30, 2025
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2024	$27	$20	$76,704	$(34,016)	$(1,007)	$41,728	$48,555	$90,283
Net income	-	-	-	329	-	329	609	938
Other comprehensive income	-	-	-	-	34	34	82	116
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	502	-	(13)	489	(499)	(10)
Equity-based compensation	-	-	343	-	-	343	814	1,157
Shares withheld for employee taxes	-	1	(102)	-	-	(101)	(238)	(339)
Dividends/distributions to convertible non-controlling interest	-	-	-	(818)	-	(818)	(1,796)	(2,614)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(954)	(954)
Sale of Interest in Vellar GP	-	-	-	-	-	-	(1,691)	(1,691)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(1,236)	(1,236)
March 31, 2025	$27	$21	$77,447	$(34,505)	$(986)	$42,004	$43,646	$85,650
Net income	-	-	-	1,408	-	1,408	3,220	4,628
Other comprehensive	-	-	-	-	71	71	168	239
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	10	-	-	10	-	10
Equity-based compensation	-	-	310	-	-	310	738	1,048
Shares withheld for employee taxes	-	-	-	-	-	-	(3)	(3)
Dividends/distributions to convertible non-controlling interest	-	-	-	(443)	-	(443)	(1,340)	(1,783)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	2,669	2,669
June 30, 2025	$27	$21	$77,767	$(33,540)	$(915)	$43,360	$49,098	$92,458

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$11,372	$5,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	2,945	2,205
Loss (gain) on other investments, at fair value	(25,593)	7,329
Loss (gain) on other investments, sold not yet purchased	(983)	(802)
Loss (gain) on disposal of interest in Vellar GP	-	836
Noncash investment banking and new issue fees	(25,210)	(31,326)
(Income) loss from equity method affiliates	3,565	(981)
Depreciation and amortization	420	344
Amortization of discount on debt	405	224
Deferred tax provision (benefit)	(413)	483
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	44,546	21,606
Change in receivables from / payables to related parties, net	2,719	(348)
(Increase) decrease in other receivables	(2,712)	(2,925)
(Increase) decrease in investments-trading	(32,488)	(22,623)
(Increase) decrease in receivables under resale agreements	(51,963)	(122,615)
(Increase) decrease in other assets	752	1,065
Increase (decrease) in accounts payable and other liabilities	(8,019)	(3,092)
Increase (decrease) in accrued compensation	(3,241)	30,980
Increase (decrease) in trading securities sold, not yet purchased	12,315	728
Increase (decrease) in securities sold under agreements to repurchase	44,297	120,324
Net cash provided by (used in) operating activities	(27,286)	6,978
Investing activities
Purchase of other investments, at fair value	(5,068)	(14,856)
Reduction in cash from disposal of interest in Vellar GP	-	(433)
Sales and returns of principal - other investments, at fair value	32,962	22,437
Sales and returns of principal - other investments sold, not yet purchased, at fair value	1,063	-
Investment in equity method affiliate	(5,417)	(2,675)
Distribution from equity method affiliate	-	1,312
Purchase of furniture, equipment, and leasehold improvements	(524)	(570)
Net cash provided by (used in) investing activities	23,016	5,215
Financing activities
Repayment of 2020 Note / 2024 Note	(4,500)	(2,573)
Cash used to net share settle equity awards	(638)	(343)
Proceeds from issuance of common stock	2,387	-
Cohen & Company Inc. dividends	(3,133)	(1,261)
Convertible non-controlling interest distributions	(7,072)	(3,136)
Redemption of convertible non-controlling units	(1,883)	(954)
Non-convertible non-controlling interest investment	2,666	2,669
Non-convertible non-controlling interest distributions	-	(844)
Net cash provided by (used in) financing activities	(12,173)	(6,442)
Effect of exchange rate on cash	(226)	655
Net increase (decrease) in cash and cash equivalents	(16,669)	6,406
Cash and cash equivalents, beginning of period	56,762	19,590
Cash and cash equivalents, end of period	$40,093	$25,996

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

Subsequent to the AFN Merger, AFN was renamed Cohen & Company Inc. Effective January 1, 2010, the Company ceased to qualify as a REIT.

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of June 30, 2026, the Company had $1.3 billion in assets under management (“AUM”).

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

The Company generates its revenue by business segment primarily through the following activities.

Capital Markets

●	Investment banking and new issue revenue comprised of (a) origination fees for newly created financial instruments, (b) revenue from advisory services, (c) revenue from underwriting, (d) new issue revenue associated with arranging and placing newly created financial instruments, and (e) any investment returns on financial instruments that the Company has acquired or received as consideration for services provided by CCM;
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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim month periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company reclassified principal transactions income (loss) related to CCM activity from principal transactions to investment banking and new issue revenue. For the three-month period ended June 30, 2025, $6,722 of principal transactions income was reclassified to investment banking and new issue revenue. For the six-month period ended June 30, 2025, ($6,354) of the principal transactions loss was reclassified to investment banking and new issue revenue. These reclassifications had no effect on previously reported net income.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended June 30, 2026.

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

In March 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which amends an SEC paragraph noted in the Codification pursuant to the issuance of SEC Staff Accounting Bulletin No. 122, which removes the text of SAB Topic 5 FF, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. The ASU was effective immediately. The Company's adoption of the provisions of ASU 2025-02, effective January 1, 2025, did not have an effect on the Company’s consolidated financial statements.

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

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs (if applicable). However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s debt was estimated to be $38,678 and $42,369, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

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

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Columbus Circle Capital Corp. II

On February 12, 2026, Columbus Circle Capital Corp. II (NASDAQ: CMII) (the “Columbus Circle II SPAC”), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 23,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option.

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

If the Columbus Circle II SPAC fails to complete a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless the Columbus Circle II SPAC’s shareholders approve an amendment to the Columbus Circle II SPAC’s amended and restated memorandum and articles of association (the “SPAC Articles”) to extend the amount of time the Columbus Circle II SPAC will have to complete an initial Business Combination.

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

The $2,650 invested by the Columbus Circle II Sponsor in consideration for the above-described 265,000 Placement Units of the Columbus Circle II SPAC was raised from third party investors. As the managing member of the Columbus Circle II Sponsor, the Operating LLC consolidates the Columbus Circle II Sponsor and treats the Columbus Circle II Sponsor’s investment in the Columbus Circle II SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

A total of $230,000 of the net proceeds from the Private Placement and the IPO was placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a Business Combination is not consummated), none of the funds held in the trust account will be released until the earliest of (i) the completion of the Columbus Circle II SPAC’s initial Business Combination, (ii) the redemption of the Columbus Circle II SPAC’s public Class A Ordinary Shares if the Columbus Circle II SPAC is unable to complete its initial Business Combination within 24 months from the completion of the IPO, and (iii) the redemption of the Columbus Circle II SPAC’s public Class A Ordinary Shares properly submitted in connection with a shareholder vote to amend the SPAC Articles to (A) modify the substance or timing of the Columbus Circle II SPAC’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Columbus Circle II SPAC’s public shares if the Columbus Circle II SPAC has not consummated an initial Business Combination within 24 months from the completion of the IPO, or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. If the Columbus Circle II SPAC does not complete a Business Combination, the Placement Units will expire and be worthless.

The Columbus Circle II Sponsor loaned to the Columbus Circle II SPAC approximately $485 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Columbus Circle II Sponsor and its affiliates, including the Operating LLC, may commit to loan the Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Columbus Circle II SPAC consummates a Business Combination in the required time frame, the loans will be repaid from the funds held in the Columbus Circle II SPAC’s trust account. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A Ordinary Shares and 50,000 Private Placement Warrants exercisable at $11.50 per share. If the Columbus Circle II SPAC does not consummate a Business Combination in the required time frame, no funds from the Columbus Circle II SPAC’s trust account can be used to repay the loans.

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

On June 26, 2026, Columbus Circle II SPAC entered into a definitive business combination agreement (as it may be amended, supplemented, or otherwise modified from time to time in accordance with its terms, the "Business Combination Agreement") with IPGX Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Columbus Circle II SPAC (the "Merger Sub"), and Elroy Air, Inc., a Delaware corporation and a leading U.S.-based technology developer of autonomous heavy-cargo drones for defense, rapid response, and commercial logistics ("Elroy Air"). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into Elroy Air, with Elroy Air continuing as the surviving corporation (the "Merger" and, together with the other transactions contemplated by the Business Combination Agreement, the "Business Combination").  In connection with the execution of the Business Combination Agreement, Columbus Circle II Sponsor has partnered with Inflection Point Asset Management LLC ("IPAM"), which has significant experience with negotiating and consummating de-SPAC transactions and which made the introduction to Elroy Air. In connection with this partnership, Columbus Circle II SPAC will be renamed "Inflection Point Acquisition Corp. VII" and will, subject to obtaining the required shareholder approvals and at least one business day prior to the date of the closing of the Business Combination (the "Closing"), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, Inflection Point Acquisition Corp. VII will change its name to Elroy Air, Inc. As of the date of this Quarterly Report, the Business Combination has not yet closed. The Business Combination Agreement and the transactions it contemplates have been approved by the boards of directors of both Columbus Circle II SPAC and Elroy Air. The parties currently expect the Business Combination to close in the fourth quarter of 2026, subject to receipt of the required approval by Columbus Circle II SPAC's shareholders and the fulfillment of other customary closing conditions.

Columbus Circle II Sponsor holds an aggregate of 7,666,667 founder shares in Columbus Circle II SPAC. Certain non-controlling interests in the Columbus Circle II Sponsor, including executives and key employees of the Operating LLC as well as IPAM, either directly or indirectly, have an interest in Columbus Circle SPAC II's founder shares through membership interests in Columbus Circle II Sponsor. The number of the Columbus Circle II SPAC founders shares in which such non-controlling interests in the Columbus Circle II Sponsor, including such executives and key employees of the Operating LLC as well as IPAM, have an interest in through Columbus Circle II Sponsor will not be finally and definitively determined unless and until the Closing of the Business Combination. The number of Columbus Circle II SPAC founder shares currently allocated to the Operating LLC is approximately 667,000, but such number of founder shares will also not be finally and definitively determined unless and until the Closing occurs. In addition, as part of the agreement, upon closing of the Business Combination, CCM will forfeit its 360,000 Placement Units.

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

As of June 30, 2026, the Company held 2,151,666 shares of BRR, which were allocated to the Company by the sponsor of the Columbus Circle SPAC.  As of June 30, 2026, the Company carried these shares at a value of $3,314 as a component of other investments, at fair value in the Company's consolidated balance sheet.  The BRR shares are subject to certain transfer restrictions, which restrictions will lapse and the BRR shares will no longer be subject to these transfer restrictions upon the earliest to occur of the following: (i) the second anniversary of the Closing, (ii) if the closing price of ProCap Financials’ common stock equals or exceeds $10.21 per share (subject to customary adjustments) for any 20 trading days within any consecutive 30-trading day period, and (iii) if the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period equals or exceeds $140 during any five-day period. Any further change in value of these shares until final liquidation will be recorded as principal transactions gain or loss in the Company's consolidated statement of operations.  For the three and six-month period ended June 30, 2026, the Company recorded a loss of ($1,227) and ($4,282), respectively, related to these shares.

In addition, the Company served as underwriter and advisor to the Columbus Circle SPAC.  As partial consideration for these services, the Company received 392,000 shares of BRR and 196,000 warrants.  As of June 30, 2026, these shares and warrants were carried at a value of $647 as a component of other investments, at fair value in the Company's consolidated balance sheet.  For the three and six month period ended June 30, 2026, the Company recorded a loss of ($235) and ($874), respectively, related to these shares and warrants.

5. INVESTMENT BANKING AND NEW ISSUE AND NET TRADING

INVESTMENT BANKING AND NEW ISSUE

(Dollars in Thousands)

	Three Months Ended June 30, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$9,844	$5,007	$14,851
CCM - Advisory and other new issue	4,231	8,781	13,012
Other - Origination	193	-	193
Total	$14,268	$13,788	28,056
Gains / (losses) on CCM financial instruments received as non-cash consideration			26,003
Investment banking and new issue			$54,059

	Six Months Ended June 30, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$27,240	$10,724	$37,964
CCM - Advisory and other new issue	15,887	14,486	30,373
Other - Origination	193	-	193
Total	$43,320	$25,210	68,530
Gains / (losses) on CCM financial instruments received as non-cash consideration			31,240
Investment banking and new issue			$99,770

	Three Months Ended June 30, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$11,106	$4,444	$15,550
CCM - Advisory and other new issue	13,627	8,234	21,861
Total	$24,733	$12,678	37,411
Gains / (losses) on CCM financial instruments received as non-cash consideration			6,722
Investment banking and new issue			$44,133

	Six Months Ended June 30, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$13,331	$6,078	$19,409
CCM - Advisory and other new issue	25,993	25,248	51,241
Total	$39,324	$31,326	70,650
Gains / (losses) on CCM financial instruments received as non-cash consideration			(6,353)
Investment banking and new issue			$64,297

As of June 30, 2026, the Company had $63,162 included as a component of other investments, at fair value, representing the remaining carrying amount of the financial instruments received as non-cash investment banking and new issue revenue. In terms of the remaining exposure to the Company from monetization of these amounts, this would represent the gross potential loss the Company could incur if these assets were liquidated for $0.  As of June 30, 2026, the Company has also accrued $37,858 in compensation to employees related to these amounts. The amount finally due to the employees is based on the final monetized amount (see note 13). The amount of compensation accrued presumes these investments are monetized for their carrying amount.  Accordingly, if the $63,162 of other investments, at fair value were liquidated for $0, the net loss to the Company would be $25,304.

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gains (losses) - trading inventory	$8,679	$4,237	$16,150	$8,465
Net unrealized gains (losses) - trading inventory	(1,450)	1,682	(2,281)	2,307
Net gains and losses	7,229	5,919	13,869	10,772

Interest income- trading inventory	741	1,259	1,533	2,089
Interest income-reverse repos	4,928	10,704	9,010	20,245
Interest income	5,669	11,963	10,543	22,334

Interest expense-repos	(4,534)	(9,534)	(8,262)	(18,036)
Interest expense-margin payable	(219)	(879)	(336)	(1,530)
Interest expense	(4,753)	(10,413)	(8,598)	(19,566)

Other trading revenue	5,743	3,288	11,274	6,428

Net trading	$13,888	$10,757	$27,088	$19,968

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned from the Company's agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	1,540	3,281
Receivables from clearing agencies	49,480	42,663
Receivables from brokers, dealers, and clearing agencies	$51,270	$46,194

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Margin payable	$49,626	$4
Payables to brokers, dealers, and clearing agencies	$49,626	$4

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

Margin payable represents amounts borrowed from Pershing, LLC to finance the Company’s trading portfolio. See note 5 for interest expense incurred on margin payable.  As of December 31, 2025, the Company had no margin payable to Pershing LLC; the amount shown in the table above represents accrued margin interest expense as of December 31, 2025. All of the Company's securities included in investments-trading and a portion of the Company's securities included in other investments, at fair value serve as collateral for this margin loan.  See note 7.

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Corporate bonds and redeemable preferred stock	$35,768	$18,449
Derivatives	4,802	4,651
Equity securities	17,468	10,424
Municipal bonds	949	3,813
RMBS	3	3
SBA loans	34,710	43,090
U.S. government agency MBS and CMOs	59,248	42,471
U.S. government agency debt securities	20,116	17,675
Investments-trading	$173,064	$140,576

Substantially all of the Company's investments-trading other than SBA loans serve as collateral for the Company's margin loan payable.  See note 6.  The SBA loans serve as collateral for the Company's repurchase obligations.  See note 10.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Corporate bonds and redeemable preferred stock	$2,536	$8,107
Derivatives	5,419	4,245
Equity securities	31	463
U.S. government agency debt securities	31	-
U.S. Treasury securities	40,915	23,802
Trading securities sold, not yet purchased	$48,932	$36,617

The Company manages its exposure to changes in interest rates for the interest rate sensitive securities it holds by entering into offsetting short positions for similar fixed rate securities. See note 5 for realized and unrealized gains recognized on investments-trading.

Other Investments, at Fair Value

Other investments, at fair value consisted of investments in the following entities.  The table is broken out by investments acquired as part of CCM's activities and all other investments.

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

Company Name	Ticker	June 30, 2026	December 31, 2025
CCM:
Avax One Technology Ltd.	AVX	$390	$1,363
Bakkt, Inc.	BKKT	976	-
Critical Metals Corp.	CRML	2,481	1,506
Hadron Energy, Inc.	HDRN	265	-
Nakamoto Inc.	NAKA	-	1,802
Namib Minerals	NAMM	1,082	2,779
OceanPal Inc.	SVRN	-	2,930
ProCap Financial, Inc.	BRR	647	1,521
USBC, Inc.	USBC	-	2,482
Placement units/warrants, pre-M&A -	NA	56,990	18,492
Other equity instruments	NA	331	1,333
Subtotal CCM	NA	63,162	34,208

Non-CCM:
Payoneer Global Inc.	PAYO	1,997	-
ProCap Financial, Inc.	BRR	3,314	7,595
Other equity instruments	NA	1,007	2,969
CK Capital Value Fund	NA	1,417	1,171
CREO JV	NA	7,684	8,940
U.S. Insurance JV	NA	1,624	2,375
Subtotal Non-CCM		17,043	23,050

Total Other Investments, at Fair Value		$80,205	$57,258

Placement units / warrants represent the fair value of units or warrants in pre- business combination SPACs, received by CCM for investment banking services.  As of June 30, 2026, they represent units / warrants in 44 different SPACs, 18 of which have signed business combination agreements, with the remainder still searching for operating company acquisition or merger targets.  As of December 31, 2025, they represent units / warrants in 33 different SPACs, 6 of which had signed business combination agreements, with the remainder still searching for operating company acquisition or merger targets.

A total of $1,527 and $2,439 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  June 30, 2026 and December 31, 2025, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments sold, not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Equity derivatives	$80	$-
Other investments sold, not yet purchased, at fair value	$80	$-

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

The Company recognized net gains (losses) of $24,965 and $8,890 related to changes in fair value of investments that were included as a component of other investments, at fair value during the three months ended June 30, 2026 and 2025, respectively. The Company recognized net gains (losses) of $25,593 and ($7,329)  related to changes in fair value of investments that were included as a component of other investments, at fair value during the six months ended June 30, 2026 and 2025, respectively.

The Company recognized net gains (losses) of $300 and $0 related to changes in fair value of investments that were included as a component of other investments, sold, not yet purchased, during the three months ended June 30, 2026 and 2025, respectively. The Company recognized net gains (losses) of $983 and $802 related to changes in fair value of investments that were included as a component of other investments, sold, not yet purchased, during the six months ended June 30, 2026 and 2025, respectively.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of June 30, 2026 and December 31, 2025, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
June 30, 2026

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$35,768	$-	$35,768	$-
Derivatives	4,802	-	4,802	-
Equity securities	17,468	17,409	59	-
Municipal bonds	949	-	949	-
RMBS	3	-	3	-
SBA loans	34,710	-	34,710	-
U.S. government agency MBS and CMOs	59,248	-	59,248	-
U.S. government agency debt securities	20,116	-	20,116	-
Total investments - trading	$173,064	$17,409	$155,655	$-

Other investments, at fair value:
CCM:
Avax One Technology Ltd.	$390	$390	$-	$-
Bakkt, Inc.	976	976	-	-
Critical Metals Corp.	2,481	-	2,481	-
Hadron Energy, Inc.	265	265	-	-
Namib Minerals	1,082	-	1,082	-
ProCap Financial, Inc.	647	647	-	-
Placement units/warrants, pre-M&A -	56,990	-	56,990	-
Other equity instruments	331	327	4	-
Subtotal CCM	63,162	2,605	60,557	-

Non-CCM:
Payoneer Global, Inc.	1,997	-	1,997	-
ProCap Financial, Inc.	3,314	3,314	-	-
Other equity instruments	1,007	497	510	-
Subtotal	6,318	$3,811	$2,507	$-
Investments measured at NAV (1)	10,725
Subtotal Non-CCM	17,043

Total Other Investments, at Fair Value	$80,205

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$2,536	$-	$2,536	$-
Derivatives	5,419	-	5,419	-
Equity securities	31	31	-	-
U.S. government agency debt securities	31	-	31	-
U.S. Treasury securities	40,915	40,915	-	-
Total trading securities sold, not yet purchased	$48,932	$40,946	$7,986	$-

Other investments, sold not yet purchased:
Equity derivatives	$80	$-	$80	$-
Total other investments sold, not yet purchased	$80	$-	$80	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

December 31, 2025

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$18,449	$-	$18,449	$-
Derivatives	4,651	-	4,651	-
Equity securities	10,424	10,369	55	-
Municipal bonds	3,813	-	3,813	-
RMBS	3	-	3	-
SBA loans	43,090	-	43,090	-
U.S. government agency MBS and CMOs	42,471	-	42,471	-
U.S. government agency debt securities	17,675	-	17,675	-
Total investments - trading	$140,576	$10,369	$130,207	$-

Other investments, at fair value:
CCM:
Avax One Technology Ltd.	$1,363	$1,363	$-	$-
Critical Metals Corp.	1,506	-	1,506	-
Nakamoto Inc.	1,802	1,802	-	-
Namib Minerals	2,779	-	2,779	-
OceanPal Inc.	2,930	2,930	-	-
ProCap Financial, Inc.	1,521	1,521	-	-
USBC, Inc.	2,482	2,482	-	-
Placement units/warrants, pre-M&A -	18,492	-	18,492	-
Other equity instruments	1,333	1,256	77	-
Subtotal CCM	34,208	11,354	22,854	-

Non-CCM:
ProCap Financial, Inc.	7,595	7,595	-	-
Other equity instruments	2,969	882	2,087	-
Subtotal	10,564	$8,477	$2,087	$-
Investments measured at NAV (1)	12,486
Subtotal Non-CCM	23,050

Total Other Investments, at Fair Value	$57,258

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$8,107	$-	$8,107	$-
Derivatives	4,245	-	4,245	-
Equity securities	463	463	-	-
U.S. Treasury securities	23,802	23,802	-	-
Total trading securities sold, not yet purchased	$36,617	$24,265	$12,352	$-

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

In the case of investments-trading and other investments sold, not yet purchased, the table above categorizes the investment by the type of instrument.  For other investments, at fair value, the table above categorizes the investment by the issuer.  The Company's methodology for determining fair value is based on instrument type in all cases and described below.

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

Equity Securities: The fair value of equity securities that represent unrestricted investments in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) is determined using the closing price of the security as of the reporting date. These are securities that are traded on a recognized liquid exchange, and the Company classifies their fair value within level 1 of the valuation hierarchy.

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

Notes receivable: Notes receivable includes convertible and non-convertible notes. See note 8.  The Company values these instruments using a model.  The main input to these models is the risk-based cash flow discount rates.  When the receivable is convertible into counterparty equity, additional inputs include the counterparty’s share price, volatility, and the risk-free rate of return. The inputs to this model are observable so the Company classifies these securities within level 2 of the valuation hierarchy.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

	Fair Value June 30, 2026	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value

CK Capital Value Fund (a)	$1,417	N/A	N/A	N/A
CREO JV (b)	7,684	$8,382	N/A	N/A
U.S. Insurance JV (c)	1,624	N/A	N/A	N/A
	$10,725

	Fair Value December 31, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value
CK Capital Value Fund (a)	$1,171	N/A	N/A	N/A
CREO JV (b)	8,940	$7,268	N/A	N/A
U.S. Insurance JV (c)	2,375	N/A	N/A	N/A
	$12,486

N/A	Not Applicable
(a)	CK Capital Value Fund invests primarily in office buildings in the Netherlands.
(b)	CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.
(c)	U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At June 30, 2026, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $1,543,700 and open TBAs and other forward MBS sale agreements in the notional amount of $1,558,550. At December 31, 2025, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $1,179,500 and open TBAs and other forward agency MBS sale agreements in the notional amount of $1,197,975.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  June 30, 2026 and December 31, 2025, the Company had no open forward purchase agreements or sales agreements.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of June 30, 2026 and December 31, 2025, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	June 30, 2026	December 31, 2025
TBAs and other forward agency MBS	Investments-trading	$4,802	$4,651
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(5,419)	(4,245)
Equity derivatives - CCM pre M&A	Other investments, at fair value	56,990	18,492
Equity derivatives - other CCM and Non CCM	Other investments, at fair value	2,593	1,505
Equity derivatives	Other investments sold, not yet purchased, at fair value	(80)	-
		$58,886	$20,403

The following tables present the Company’s derivative financial instruments, and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended June 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2026	2025
TBAs and other forward agency MBS	Revenue-net trading	$1,269	$925
Equity derivatives	Investment banking and new issue	22,485	-
Equity derivatives	Principal transactions and other income (loss)	(10)	-
		$23,744	$925

		Six Months Ended June 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2026	2025
TBAs and other forward agency MBS	Revenue-net trading	$2,460	$1,357
Equity derivatives	Investment banking and new issue	31,760	-
Equity derivatives	Principal transactions and other income (loss)	(17)	-
		$34,203	$1,357

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

Repo Information

As of  June 30, 2026 and December 31, 2025, the Company held reverse repos of $409,371 and $357,408, respectively, and the fair value of collateral received under reverse repos was $413,154 and $360,586, respectively.

As of  June 30, 2026 and December 31, 2025, the Company held repos of $444,688 and $400,391, respectively, and the fair value of securities and cash pledged as collateral under repos was $451,816 and $407,075, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated with respect to reverse repurchase counterparties.  The Company has repo and reverse repos with a limited number of reverse repo counterparties.  As of June 30, 2026 and December 31, 2025, the Company’s gestation reverse repos shown in the tables below represented balances from 1 and 2 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $6,137 and $4,458 for the three months ended June 30, 2026 and 2025, respectively. The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $12,022  and $8,637 for the six months ended June 30, 2026 and 2025, respectively.

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

SECURED BORROWINGS

(Dollars in Thousands)

June 30, 2026

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$409,293	$-	$-	$409,293
SBA loans	35,395	-	-	-	35,395
Total Repurchase Agreements	$35,395	$409,293	$-	$-	$444,688

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$409,371	$-	$-	$409,371
Total Reverse Repurchase Agreements	$-	$409,371	$-	$-	$409,371

The weighted average interest rate of the repurchase agreements outstanding as of June 30, 2026 was 4.37%.  The weighted average interest rate of the reverse repurchase agreements outstanding as of June 30, 2026 was 4.78%.

SECURED BORROWINGS

(Dollars in Thousands)

December 31, 2025

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$357,322	$-	$-	$357,322
SBA loans	43,069	-	-	-	$43,069
Total Repurchase Agreements	$43,069	$357,322	$-	$-	$400,391

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$357,408	$-	$-	$357,408
Total Reverse Repurchase Agreements	$-	$357,408	$-	$-	$357,408

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	Columbus Circle II SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2026	$5,739	$-	$922	$6,661
Investments / advances	2,741	3,666	-	6,407
Distributions / repayments	-	-	-	-
Reclasses to (from)	-	-	(1,351)	(1,351)
Earnings / (loss) recognized	(353)	(3,666)	454	(3,565)
June 30, 2026	$8,127	$-	$25	$8,152

	Dutch Real Estate Entities	Columbus Circle SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2025	$5,105	$-	$18,325	$23,430
Investments / advances	-	3,467	-	3,467
Distributions / repayments	-	-	(1,587)	(1,587)
Reclasses to (from)	-	-	(1,886)	(1,886)
Earnings / (loss) recognized	634	(3,467)	(13,930)	(16,763)
December 31, 2025	$5,739	$-	$922	$6,661

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

The following tables provide summary information regarding the Company's equity method investees:

	June 30, 2026	December 31, 2025
Total Assets	$403,580	$494,662

Liabilities	$127,022	$194,512
Equity allocable to the controlling interest	276,433	300,025
Noncontrolling interest	125	125
Total Equity	276,558	300,150
Total Liabilities & Equity	$403,580	$494,662

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net income/(loss)	$115	$12,967	$(170)	$16,029
Net income/(loss) attributable to the investee	$107	$12,959	$(178)	$16,021

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

As of  June 30, 2026, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 7.8 years.  The weighted average discount rate for the leases was 6.06%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

June 30, 2026
2026 - remaining	$1,485
2027	3,014
2028	2,927
2029	2,532
2030	2,099
Thereafter	8,516
Total	20,573
Less imputed interest	(4,318)
Lease obligation	$16,255

During the six months ended June 30, 2026 and 2025, total cash payments of $1,471 and $879, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

For the three months ended  June 30, 2026 and 2025, rent expense, net of sublease income of $23 and $23, respectively, was $703 and $660, respectively. For the six months ended  June 30, 2026 and 2025, rent expense, net of sublease income of $46 and $46, respectively, was $1,398 and $1,314, respectively.

13. OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES, AND ACCRUED COMPENSATION

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Investment banking and new issue receivable	$4,679	$3,625
Allowance for credit losses	(1,000)	(1,000)
Investment banking and new issue, net	3,679	2,625
Asset management receivable	4,728	3,619
Accrued interest and dividend receivable	1,230	977
Cash collateral due from repo and/or reverse repo counterparties	464	-
Revenue share receivable	329	-
Agency repo income receivable	873	853
Miscellaneous other receivables	305	822
Other receivables	$11,608	$8,896

Investment banking and new issue receivable represents amounts owed to Cohen Securities from various counterparties for services rendered.  Investment banking and new issue revenue is recognized when the Company’s performance obligations have been satisfied, and collectability is reasonably assured.  However, in certain cases, collectability becomes doubtful at a later date.  At each reporting period, the Company assesses the collectability of its investment banking and new issue receivables. Each receivable is unique and does not share similar characteristics to be pooled so they are evaluated on an individual basis. The Company records an allowance when, in management’s judgement, one is necessary for credit losses. The provision for credit losses is included as a component of professional fees and other operating expenses in the statement of operations. It is the Company's policy to fully write off the receivable and related allowance when it has abandoned collection efforts.  For the three and six months ended June 30, 2026, no additional provision was recorded, and no receivable was written off.

Asset management fees receivable is of a routine and short-term nature. These amounts are generally accrued monthly and paid on a monthly or quarterly basis.  Accrued interest and dividends receivable represents interest and dividends accrued on the Company’s investment securities included as a component of investments-trading or other investments, at fair value. Interest payable on securities sold, not yet purchased is included as a component of accounts payable and other liabilities in the table titled accounts payable and other liabilities below. Cash collateral due from repo and reverse repo counterparties represents cash posted by the Company with reverse repo or repo counterparties as a result of margin calls.  Revenue share receivable represents the amount due to the Company for the Company’s share of a revenue arrangement generated from an entity in which the Company receives a share of the entity’s revenue.  Agency repo income receivable represents income receivable on gestation repo trades.  See note 10.  Miscellaneous other receivables represent other receivables that are of a short-term nature.

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Deferred costs	$414	$297
Prepaid expenses	1,873	2,116
Deposits	719	704
Furniture, equipment, and leasehold improvements, net	2,608	2,505
Intangible assets	166	166
Other assets	$5,780	$5,788

Deferred costs include costs incurred pending reimbursement from a third party upon closing of a transaction (included herein are $74k of deferred financing costs). Prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Deposits are amounts held by landlords or other parties that will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the Company’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the Cohen Securities broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Accounts payable	$671	$704
Accrued income tax	185	1,248
Accrued interest payable	313	535
Accrued interest on securities sold, not yet purchased	184	222
Payroll taxes payable	4,236	4,733
Accrued dividends and distributions	3,149	6,695
Accrued expense and other liabilities	1,771	3,807
Accounts payable and other liabilities	$10,509	$17,944

Accrued compensation consisted of the following.

ACCRUED COMPENSATION

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Non-cash incentive compensation payable	$37,858	$18,467
Executive deferred compensation	8,021	7,680
Other compensation	43,569	66,542
Accrued compensation	$89,448	$92,689

Non-cash incentive compensation payable is the amount of accrued bonus that relates to the carrying value of the Company's financial instruments that are reported on Company's consolidated balance sheets.  These amounts are due (in cash) to the employee when the related other investments, at fair value are sold by the Company.  Executive deferred compensation represents compensation that the Company has agreed to pay executive management over a fixed period of time.  Other compensation represents normal employee salary compensation and other incentive compensation.

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$-	$6
Receivables from brokers, dealers, and clearing agencies	90	-
Other investments, at fair value	154	142
Investment in equity method affiliates	-	896
Non-controlling interest	(1)	(434)
Investment in consolidated VIEs	$243	$610

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  June 30, 2026 and December 31, 2025, there were $8,382 and $7,268, respectively, of unfunded commitments to VIEs in which the Company had invested.  There was no amount of working capital commitments as of June 30, 2026 and December 31, 2025. Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and six months ended June 30, 2026 and 2025 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2026 and December 31, 2025.  See the table below.

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

The following table presents the carrying amount of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at June 30, 2026 and December 31, 2025.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
Other investments, at fair value	$10,725	$12,486
Investments in equity method affiliates	25	27
Maximum exposure	$10,750	$12,513

15. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of June 30, 2026	As of December 31, 2025	Interest Rate Terms	Interest (2)	Maturity
Description
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$2,573	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	-	4,500	Fixed	12.00%	January 2026
	2,573	7,073
Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	7.93%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.14%	March 2035
Less unamortized discount	(21,898)	(22,303)
	26,227	25,822

Byline Credit Facility	-	-	Variable	NA	June 2028
Total	$28,800	$32,895

(1)

The junior subordinated notes represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior subordinated notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2026 on a combined basis was 18.88% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

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

Byline Credit Facility

On October 28, 2020, the Company entered into an unsecured line of credit with Byline Bank, as lender, and Cohen Securities, as borrower (the "Byline Credit Facility"). From October 28, 2020, to June 2026, the Company and Byline Bank have entered into several amendments that changed the terms such as: (i) interest rate, (ii) total line of credit, (iii) financial covenants, and (iv) maturity dates. During that period, the Company complied with all financial covenants and all payment terms of the Byline Credit Facility and there were no defaults or events of default thereunder during the period.

Effective as of June 30, 2026, the Byline Credit Facility consisted of a single $15,000 unsecured line of credit under which Cohen Securities is the borrower, guaranteed by the Company, the Operating LLC, Cohen Securities Holdings, and Cohen Securities.  Effective as of June 18, 2026, the Operating LLC and Byline Bank entered into the Fourth Amendment to the Third Amended and Restated Loan Agreement. Pursuant to the amendment, the Byline Credit Facility was amended to (i) update certain definitions to reflect the name changes to Cohen & Company Securities, LLC (formerly J.V.B. Financial Group, LLC) and its parent to Cohen & Company Securities Holdings, L.P. (formerly J.V.B. Financial Group Holdings, L.P.), (ii) provide that a failure to maintain excess net capital of at least $30,000 will constitute an event of default unless the amount is restored within two business days, (iii) extend both the maturity date and the final date on which loans may be made under the Byline Credit Facility from June 18, 2026 to June 18, 2028, and (iv) increase, effective   March 31, 2027, the minimum tangible net worth to be maintained by the Operating LLC from $70,000 to $80,000.

Loans under the Byline Credit Facility bear interest at a per annum rate equal to Term SOFR plus 6.0%, provided that in no event can the interest rate be less than 7.0%. The Company is required to pay on a quarterly basis an undrawn commitment fee at a per annum rate equal to 0.50% of the undrawn portion of Byline Bank’s $15,000 commitment under the Byline Credit Facility.

The Company is also required to pay on each anniversary a commitment fee at a per annum rate equal to 0.50% of the $15,000 commitment under the Byline Credit Facility. Loans under the Byline Credit Facility must be used by the Company for working capital purposes and general liquidity. The Company may request a reduction in Byline Bank’s $15,000 commitment in a minimum amount of $1,000 and multiples of $500 thereafter upon not less than five days’ prior notice to Byline Bank. The Company may draw on the facility until June 18, 2028. Loans (both principal and interest) made by Byline Bank under the amended and restated agreement are scheduled to mature and become immediately due and payable in full on June 18, 2028.

The Company is subject to the following financial covenants in the Byline Credit Facility. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all of the following financial covenants.

1. Cohen Securities' tangible net worth as defined must exceed $70,000 (which amount will be increased to $80,000 effective March 31, 2027);

2. Cohen Securities' excess net capital as defined in Rule 15c3-1 of the Exchange Act must exceed $30,000; and

3. The total amount drawn on the facility must not exceed 25% of Cohen Securities' tangible net worth as defined.

As of  June 30, 2026 and December 31, 2025, no amounts were outstanding under the Byline Credit Facility.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Junior subordinated notes	$1,190	$1,186	$2,360	$2,330
2020/2024 Notes	76	288	197	574
Byline Credit Facility	45	22	89	40
Total interest expense, net	$1,311	$1,496	$2,646	$2,944

16. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity in the six months ended June 30, 2026, related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2025	1,750,055
Issuance of shares	188,023
Vesting of shares	135,896
Redemption of convertible non-controlling interest units	600,000
Shares withheld for employee taxes and retired	(34,141)
June 30, 2026	2,639,833

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s executive chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of June 30, 2026. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 shares of Series F Preferred Stock to Daniel G. Cohen and 9,880,268 shares of Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  June 30, 2026, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Dividends

On each of March 6, 2026 and May 1, 2026, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock. The dividends were paid on April 3, 2026 and June 2, 2026, respectively, to stockholders of record on March 20, 2026 and May 18, 2026, respectively.  On March 6, 2026, the Company also declared a special dividend of $0.70 per share on its Common Stock, payable on April 3, 2026 to shareholders of record as of March 20, 2026.

During the six months ended June 30, 2026, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the number of units received (net of surrenders) by Cohen & Company Inc.

Six Months Ended
June 30, 2026
Issuance of shares	1,880,230
Redemption of convertible non-controlling interest units	6,000,000
Issuance as equity-based compensation	1,017,550
Total	8,897,780

The Company recognized a net increase in additional paid in capital of $7,187 and a net decrease in AOCI of $120 with an offsetting decrease in non-controlling interest of $7,067 in connection with the acquisition and surrender of additional units of the Operating LLC during the six months ended June 30, 2026. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Net income attributable to Cohen & Company Inc.	$5,066	$1,737
Increase in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	7,187	512
Changes from net income attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$12,253	$2,249

Equity Distribution Agreement

On February 20, 2026, the Company entered into an Equity Distribution Agreement with Northland Securities, Inc. (trade name Northland Capital Markets) (“Northland”) and Cohen Securities, as sales agents (Cohen Securities and Northland, together, the “Sales Agents”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agents, of shares of the Company’s Common Stock having an aggregate offering price of up to $75,000 (the “Shares”). Sales of the Shares, if any, under the Equity Distribution Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, as agreed with the Sales Agents. As of June 30, 2026, $10,638 remains available to be sold prior to February 20, 2027.

The Equity Distribution Agreement includes customary representations, warranties, and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agents against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agents may be required to make with respect to any of those liabilities. The Company will pay each Sales Agent a commission of 2.5% of the gross offering proceeds of the Shares sold through such Sales Agent pursuant to the Equity Distribution Agreement.

The offering of the Company’s Common Stock pursuant to the Equity Distribution Agreement will terminate upon the sale of all of the Shares pursuant to the Equity Distribution Agreement, unless sooner terminated in accordance with the terms and conditions of the Equity Distribution Agreement.

During the three and six months ended June 30, 2026, the Company sold 151,315 and 188,023 shares of Common Stock, respectively, in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $1,774 and $2,387, respectively.

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

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Columbus Circle II SPAC	Other Consolidated Subsidiaries	Total
December 31, 2025	$51,568	$-	$438	$52,006
Non-controlling interest share of income (loss)	9,082	(2,666)	(110)	6,306
Other comprehensive (loss)	(63)	-	-	(63)
Acquisition / (surrender) of additional units of consolidated subsidiary	(7,067)	-	-	(7,067)
Equity-based compensation	1,912	-	-	1,912
Shares withheld for employee taxes	(443)	-	-	(443)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(7,072)	-	-	(7,072)
Redemption of convertible non-controlling interest units	(1,883)	-	-	(1,883)
Non-convertible non-controlling interest contributions	-	2,666	-	2,666
Non-convertible non-controlling interest distributions	-	-	(323)	(323)
June 30, 2026	$46,034	$-	$5	$46,039

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

Conversion of convertible non-controlling interests

On May 1, 2026, in accordance with the Operating LLC's operating agreement, (i) Daniel G. Cohen, the Company's executive chairman, elected to redeem 1,000,000 units of membership in the Operating LLC ("LLC Units") and (ii) DGC Trust, a member of the Operating LLC, elected to redeem 5,000,000 LLC Units. Pursuant to the Operating LLC's operating agreement, the Company elected to acquire Mr. Cohen's LLC Units and DGC Trust's LLC Units in exchange for (i) 100,000 shares of the Company’s Common Stock, with respect to Mr. Cohen's LLC Units, and (ii) 500,000 shares of the Company's Common Stock with respect to DGC Trust's LLC Units, in each case calculated at an exchange ratio of one share of common stock for every ten LLC Units redeemed in accordance with the terms and provision of the Operating LLC's operating agreement. These shares were delivered to Mr. Cohen and DGC Trust, respectively, on May 15, 2026. The exchange was recorded as a reallocation between non-controlling interest and additional paid in capital with no gain or loss recognized.

Redemption of convertible non-controlling interests

On February 3, 2026, Daniel G. Cohen redeemed 463,915 LLC Units for which the Company paid to Mr. Cohen an aggregate of $905, or $1.951 per LLC Unit. These LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting, on January 31, 2026, of 1,011,000 restricted LLC Units, which had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan. On February 5, 2025, Mr. Cohen redeemed 460,679 LLC Units for which the Company paid to Mr. Cohen an aggregate of $457, or $0.991 per LLC Unit. The LLC Units were redeemed by Mr. Cohen in order to fund certain tax liabilities incurred by Mr. Cohen in connection with the vesting on January 31, 2025 of 1,011,000 restricted LLC Units that had been previously granted to Mr. Cohen under the 2020 Long-Term Incentive Plan.

On February 3, 2026, Lester Brafman, the Company’s chief executive officer, redeemed 501,455 LLC Units for which the Company paid to Mr. Brafman an aggregate of $978, or $1.951 per LLC Unit. These LLC Units were redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2026, of 611,000 restricted LLC Units and 40,000 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan. On February 5, 2025, Mr. Brafman redeemed 502,053 LLC Units for which the Company paid to Mr. Brafman an aggregate of $498, or $0.991 per LLC Unit. The LLC Units were redeemed by Mr. Brafman in order to fund certain tax liabilities incurred by Mr. Brafman in connection with the vesting, on January 31, 2025, of 610,996 restricted LLC Units and 40,000 restricted shares of the Company’s Common Stock, all of which had been previously granted to Mr. Brafman under the 2020 Long-Term Incentive Plan.

17. INCOME TAXES

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%. The Company's effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2026, Cohen & Company Inc. owned 33.6% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 66.4% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

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

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Six Months Ended June 30,
	2026	2025
Current	$372	$427
Deferred	(413)	483
Total	$(41)	$910

The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025.  The only provisions of OBBBA that directly impact the Company are: (i) changes in bonus depreciation and (ii) changes in the calculation of the amount of net interest expense that is deductible.  In both cases, the impact to the Company is immaterial.  OBBBA made significant changes to individual income taxes including the taxation of overtime and tips that may impact certain company's workforces thereby having an indirect effect on these companies.  However, none of the Company's employees receive tips and the Company has an immaterial number of hourly employees.

18. NET CAPITAL REQUIREMENTS

Cohen Securities is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of June 30, 2026, Cohen Securities' minimum required net capital was $250, and actual net capital was $62,040, which exceeded the minimum requirements by $61,790.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  June 30, 2026, the total minimum required net liquid capital was $695 and actual net liquid capital in CCFESA was $3,299, which exceeded the minimum requirement by $2,604.

19. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income / (loss) attributable to Cohen & Company Inc.	$3,574	$1,408	$5,066	$1,737
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	6,403	3,361	9,082	4,143
Add / (deduct): Adjustment (2)	(4,134)	7	(5,726)	10
Net income / (loss) on a fully converted basis	$5,843	$4,776	$8,422	$5,890

Weighted average common shares outstanding - Basic	2,260,310	1,740,307	2,042,252	1,722,409
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	3,884,196	4,128,423	4,028,197	4,117,435
Restricted units or shares	102,106	44,023	105,118	43,243
Weighted average common shares outstanding - Diluted (3)	6,246,612	5,912,753	6,175,567	5,883,087

Net income / (loss) per common share - Basic	$1.58	$0.81	$2.48	$1.01

Net income / (loss) per common share - Diluted	$0.94	$0.81	$1.36	$1.00

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

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2026

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$99,770	$-	$-	$99,770	$-	$99,770
Net trading	27,088	-	-	27,088	-	27,088
Asset management	-	4,256	-	4,256	-	4,256
Principal transactions	-	-	(4,641)	(4,641)	-	(4,641)
Other income	1	650	265	916	-	916
Total revenues	126,859	4,906	(4,376)	127,389	-	127,389
Compensation and benefits	78,458	3,388	60	81,906	7,586	89,492
Business development	1,853	144	-	1,997	623	2,620
Occupancy and equipment	1,626	114	-	1,740	614	2,354
Subscriptions, clearing, and execution	7,230	173	-	7,403	122	7,525
Professional fee and other operating	3,912	1,072	50	5,034	2,402	7,436
Depreciation and amortization	-	3	-	3	417	420
Total operating expenses	93,079	4,894	110	98,083	11,764	109,847
Operating income (loss)	33,780	12	(4,486)	29,306	(11,764)	17,542
Interest expense	(89)	-	-	(89)	(2,557)	(2,646)
Income (loss) from equity method affiliates	(991)	-	(2,574)	(3,565)	-	(3,565)
Income (loss) before income taxes	32,700	12	(7,060)	25,652	(14,321)	11,331
Income tax expense (benefit)	-	257	-	257	(298)	(41)
Net income (loss)	32,700	(245)	(7,060)	25,395	(14,023)	11,372
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(2,776)	(2,776)	-	(2,776)
Enterprise net income (loss)	32,700	(245)	(4,284)	28,171	(14,023)	14,148
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	9,082	9,082
Net income (loss) attributable to Cohen & Company Inc.	$32,700	$(245)	$(4,284)	$28,171	$(23,105)	$5,066

Other statement of operations data
Compensation and benefits as a percentage of revenue	61.85%	69.06%	(1.37)%	64.30%	N/A	70.25%
Operating income / (loss) as a percentage of revenue	26.63%	0.24%	(102.51)%	23.01%	N/A	13.77%
Net income / (loss) as a percentage of revenue	25.78%	(4.99)%	(161.33)%	19.94%	N/A	8.93%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	25.78%	(4.99)%	(97.90)%	22.11%	N/A	3.98%

SEGMENT INFORMATION

Statement of Operations Information

Six Months Ended June 30, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$64,297	$-	$-	$64,297	$-	$64,297
Net trading	19,968	-	-	19,968	-	19,968
Asset management	-	4,188	-	4,188	-	4,188
Principal transactions	-	-	(148)	(148)	-	(148)
Other income	-	1,020	(714)	306	-	306
Total revenues	84,265	5,208	(862)	88,611	-	88,611
Compensation and benefits	55,528	2,807	359	58,694	7,295	65,989
Business development	1,050	115	1	1,166	611	1,777
Occupancy and equipment	1,361	106	-	1,467	573	2,040
Subscriptions, clearing, and execution	4,204	168	30	4,402	104	4,506
Professional fee and other operating	3,788	588	262	4,638	1,715	6,353
Depreciation and amortization	-	4	-	4	340	344
Total operating expenses	65,931	3,788	652	70,371	10,638	81,009
Operating income / (loss)	18,334	1,420	(1,514)	18,240	(10,638)	7,602
Interest expense	(40)	-	-	(40)	(2,904)	(2,944)
Gain on sale of management contracts	-	837	-	837	-	837
Income (loss) from equity method affiliates	(480)	-	1,461	981	-	981
Income (loss) before income taxes	17,814	2,257	(53)	20,018	(13,542)	6,476
Income tax expense (benefit)	-	-	-	-	910	910
Net income (loss)	17,814	2,257	(53)	20,018	(14,452)	5,566
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(314)	(314)	-	(314)
Enterprise net income (loss)	17,814	2,257	261	20,332	(14,452)	5,880
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	4,143	4,143
Net income (loss) attributable to Cohen & Company Inc.	$17,814	$2,257	$261	$20,332	$(18,595)	$1,737

Other statement of operations data
Compensation and benefits as a percentage of revenue	65.90%	53.90%	(41.65)%	66.24%	N/A	74.47%
Operating income / (loss) as a percentage of revenue	21.76%	27.27%	(175.64)%	20.58%	N/A	8.58%
Net income / (loss) as a percentage of revenue	21.14%	43.34%	(6.15)%	22.59%	N/A	6.28%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	21.14%	43.34%	30.28%	22.95%	N/A	1.96%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2026

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$54,059	$-	$-	$54,059	$-	$54,059
Net trading	13,888	-	-	13,888	-	13,888
Asset management	-	1,837	-	1,837	-	1,837
Principal transactions	-	-	(726)	(726)	-	(726)
Other income	-	359	70	429	-	429
Total revenues	67,947	2,196	(656)	69,487	-	69,487
Compensation and benefits	42,615	1,572	30	44,217	3,968	48,185
Business development	923	46	-	969	393	1,362
Occupancy and equipment	833	57	-	890	339	1,229
Subscriptions, clearing, and execution	3,429	81	-	3,510	63	3,573
Professional fee and other operating	1,093	607	35	1,735	777	2,512
Depreciation and amortization	-	1	-	1	216	217
Total operating expenses	48,893	2,364	65	51,322	5,756	57,078
Operating income (loss)	19,054	(168)	(721)	18,165	(5,756)	12,409
Interest expense	(45)	-	-	(45)	(1,266)	(1,311)
Income (loss) from equity method affiliates	(877)	-	(2,161)	(3,038)	-	(3,038)
Income (loss) before income taxes	18,132	(168)	(2,882)	15,082	(7,022)	8,060
Income tax expense (benefit)	-	192	-	192	(51)	141
Net income (loss)	18,132	(360)	(2,882)	14,890	(6,971)	7,919
Less: Net (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(2,058)	(2,058)	-	(2,058)
Enterprise net income (loss)	18,132	(360)	(824)	16,948	(6,971)	9,977
Less: Net income attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	6,403	6,403
Net income (loss) attributable to Cohen & Company Inc.	$18,132	$(360)	$(824)	$16,948	$(13,374)	$3,574

Other statement of operations data
Compensation and benefits as a percentage of revenue	62.72%	71.58%	(4.57)%	63.63%	N/A	69.34%
Operating income / (loss) as a percentage of revenue	28.04%	(7.65)%	(109.91)%	26.14%	N/A	17.86%
Net income / (loss) as a percentage of revenue	26.69%	(16.39)%	(439.33)%	21.43%	N/A	11.40%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	26.69%	(16.39)%	(125.61)%	24.39%	N/A	5.14%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended June 30, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$44,133	$-	$-	$44,133	$-	$44,133
Net trading	10,757	-	-	10,757	-	10,757
Asset management	-	2,168	-	2,168	-	2,168
Principal transactions	-	-	2,181	2,181	-	2,181
Other income	-	584	48	632	-	632
Total revenues	54,890	2,752	2,229	59,871	-	59,871
Compensation and benefits	37,385	1,410	201	38,996	5,327	44,323
Business development	675	57	-	732	217	949
Occupancy and equipment	692	55	-	747	292	1,039
Subscriptions, clearing, and execution	2,196	82	3	2,281	51	2,332
Professional fee and other operating	2,544	216	79	2,839	722	3,561
Depreciation and amortization	-	2	-	2	170	172
Total operating expenses	43,492	1,822	283	45,597	6,779	52,376
Operating income / (loss)	11,398	930	1,946	14,274	(6,779)	7,495
Interest expense	(22)	-	-	(22)	(1,474)	(1,496)
Gain on sale of management contracts	-	837	-	837	-	837
Income (loss) from equity method affiliates	(482)	-	(955)	(1,437)	-	(1,437)
Income (loss) before income taxes	10,894	1,767	991	13,652	(8,253)	5,399
Income tax expense (benefit)	-	-	-	-	771	771
Net income (loss)	10,894	1,767	991	13,652	(9,024)	4,628
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(141)	(141)	-	(141)
Enterprise net income (loss)	10,894	1,767	1,132	13,793	(9,024)	4,769
Less: Net income attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	3,361	3,361
Net income (loss) attributable to Cohen & Company Inc.	$10,894	$1,767	$1,132	$13,793	$(12,385)	$1,408

Other statement of operations data
Compensation and benefits as a percentage of revenue	68.11%	51.24%	9.02%	65.13%	N/A	74.03%
Operating income as a percentage of revenue	20.77%	33.79%	87.30%	23.84%	N/A	12.52%
Net income as a percentage of revenue	19.85%	64.21%	44.46%	22.80%	N/A	7.73%
Net income attributable to Cohen & Company Inc. as a percentage of revenue	19.85%	64.21%	50.79%	23.04%	N/A	2.35%

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

BALANCE SHEET DATA

As of June 30, 2026

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$713,970	$9,245	$21,606	$744,821	$55,562	$800,383

Included within total assets:
Investments in equity method affiliates	$-	$-	$8,152	$8,152	$-	$8,152
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2025

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$591,923	$11,408	$27,093	$630,424	$70,161	$700,585

Included within total assets:
Investments in equity method affiliates	$-	$-	$6,661	$6,661	$-	$6,661
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues:
United States	$67,733	$58,455	$123,552	$85,944
Europe	1,754	1,416	3,837	2,667
Total	$69,487	$59,871	$127,389	$88,611

Long-lived assets attributable to an individual country, other than the United States, are not material. The Capital Markets segment has earned non-cash advisory revenue of $13,788 and $12,678 for the three months ended June 30, 2026 and 2025, respectively.  The Capital Markets segment has earned non-cash advisory revenue of $25,210 and $31,326 for the six months ended June 30, 2026 and 2025, respectively.

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

Interest paid by the Company on its debt was  $2,425 and  $2,800 for the  six months ended June 30, 2026 and 2025, respectively.

The Company paid income taxes of  $1,432 and $201 for the six months ended June 30, 2026 and 2025, respectively. The Company received no income tax refunds for the six months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received LLC Units.  The Company recognized a net increase in additional paid-in capital of $7,187, a net decrease in AOCI of $120, and a decrease in non-controlling interest of $7,067. See note 16.

●	The Company recorded a decrease in equity method affiliates of $1,352 and an increase in other investments, at fair value of $1,352 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease in cash flow from operations for non-cash investment banking and new issue revenue of $25,210. Of this amount, $24,219 resulted in an increase in other investments, at fair value and $991 resulted in an increase in investments in equity method affiliates.
●	The Company recorded an increase in Common Stock of $6 and decrease of $6 in additional paid in capital resulting from the redemption of LLC Units. See note 16.

For the six months ended June 30, 2025, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received LLC Units.  The Company recognized a net increase in additional paid-in capital of $512, a net decrease in AOCI of $13, and a decrease in non-controlling interest of $499.  See note 16.

●	The Company recorded a decrease in investments in equity method affiliates of $1,885 and an increase in other investments, at fair value of $1,885, resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease of $505 in other investments, at fair value and a decrease of $505 in other investments sold, not yet purchased due to the payment of shares to a former SPAC sponsor entity.
●	The Company recorded a decrease of $392 in other investments, at fair value resulting from an in-kind distribution to the non-convertible controlling interest.
●	The Company recorded a decrease in cash flow from operations for non-cash investment banking and new issue revenue of $31,326. Of this amount, $30,534 resulted in an increase in other investments, at fair value and $792 resulted in an increase in investments in equity method affiliates.
●	The Company recorded a decrease in other receivables of $19, a decrease in due from broker of $1,120, a decrease in other investments, at fair value of $1,299, a decrease of other investments sold, not yet purchased, at fair value of $344, and a decrease in non-controlling interest of $1,691 resulting from the sale of the Company's interest in Vellar GP.

23. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The Company has identified the following related party transactions for the six months ended June 30, 2026 and 2025. The transactions are listed by the related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.

Effective September 1, 2024, JKD Investor and the Operating LLC entered into the Redemption Agreement, which terminated the JKD Investment Agreement in its entirety and resulted in the full redemption of the redeemable financial instrument. Pursuant to the Redemption Agreement, the Company issued to JKD Investor the 2024 Note in the principal amount of $5,146. The Company elected to prepay $2,573 of the principal amount of the 2024 Note that was due on August 31, 2025, on June 30, 2025.  The interest incurred on the 2024 Note is disclosed in the table below. See notes 4 and 15.

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

On March 20, 2026, the Company entered into a loan agreement with BZC Family B.V., a holding company registered in Amsterdam, the Netherlands.  BZC Family B.V. is affiliated with Betsy Cohen, the mother of Daniel G. Cohen, the Company's executive chairman. Subject to the loan agreement, BZC Family B.V. loaned $2,809 to the Company. On June 19, 2026, the loan agreement was amended to reduce the amount of the loan to $2,744. The loan bears no interest and is to be repaid on September 20, 2026. The loan proceeds were to be used to for a capital call relating to an AOI property.  See note 24.

In July 2025, the Company invested $1,156 in the CK Capital Value Fund Cooperatief U.A., a fund affiliated with CK Capital. This investment is included in other investments, at fair value in the consolidated balance sheets as of June 30, 2026.  The objective of the fund is to realize capital growth and rental income by investing in, actively managing, and adding value to office buildings in the Netherlands, and any ancillary properties and assets.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of June 30, 2026, the Company owned 1.66% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a servicing contract with CREO JV.  Income earned, or loss incurred, on the investment is included as part of principal transactions and other income in the table below.  Servicing revenue earned is included in the table as a component of asset management.  As of  June 30, 2026, the Company owned 7.5% of the equity of CREO JV.

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

Columbus Circle II SPAC

Columbus Circle II SPAC is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of Columbus Circle II Sponsor, the sponsor of Columbus Circle II SPAC. The Operating LLC consolidates Columbus Circle II Sponsor and treats Columbus Circle II Sponsor's investment in Columbus Circle II SPAC as an equity method investment.  As of June 30, 2026, the Company owned  26.5% of Columbus Circle II SPAC. Income earned or loss incurred on this equity method investment is included in the table below.  The Operating LLC entered into an administrative services agreement with Columbus Circle II SPAC.  Revenue earned by the Company from this agreement is included as part of principal transactions and other income in the table below. The Company also loaned to Columbus Circle II SPAC approximately $485 to cover expenses relating to the Columbus Circle II SPAC IPO, which was repaid in full at the closing of the Columbus Circle II SPAC IPO. The Columbus Circle II Sponsor and its affiliates, including the Operating LLC, may commit to loaning Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the Columbus Circle II SPAC IPO. CCM acted as the lead underwriter in the Columbus Circle II SPAC IPO and was paid $991 in 2026 for such investment banking services, which is included in the table below.  See note 4.

Columbus Circle SPAC

From  May 19, 2025 until December 5, 2025, the Operating LLC consolidated the sponsor of the Columbus Circle SPAC and treated its investment in the Columbus Circle SPAC as an equity method investment. Prior to December 5, 2025, the Company owned 26.4% of the equity in the Columbus Circle SPAC. Income earned, or loss incurred, on equity method investments is included in the table below.  The Company entered into an administrative services agreement with the Columbus Circle SPAC.  Revenue earned by the Company from this agreement is included as part of principal transactions and other income in the table below. The Company loaned to the Columbus Circle SPAC approximately $350 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Company committed to loan the Columbus Circle SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans would bear no interest and, if the Columbus Circle SPAC consummated a business combination in the required time frame, the loans were to be repaid from the funds held in the trust account. If the Columbus Circle SPAC did not consummate a business combination in the required time frame, no funds from the trust account could be used to repay the loans and any outstanding loans would likely be written off. The Company did not make any loans to the Columbus Circle SPAC under this commitment. On December 5, 2025, Columbus Circle SPAC completed its business combination.  See note 4.

FTAC Emerald

FTAC Emerald Acquisition Corp. ("FTAC Emerald") was a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it was an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Company received an allocation of 35,000 founders shares of FTAC Emerald stock to the Operating LLC.  In February 2025, FTAC Emerald merged with Fold Holdings, Inc. (NASDAQ:FLD) and the 35,000 founders shares were reduced to an allocation of 19,775 restricted shares, which were distributed to the Company in June 2025.

BTC Development Corp.

BTC Development Corp. is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of the board of directors of BTC Development Corp. Cohen Securities was the lead underwriter in BTC Development Corp.'s IPO. Cohen Securities provided investment banking services to BTC Development Corp. and received cash and non-cash consideration. The cash fees an any realized or unrealized gains and losses on the non-cash consideration received are recorded in investment banking and new issue revenue in the table below.

Crane Harbor Acquisition Corp. I/ Crane Harbor Acquisition Corp. II

Crane Harbor Acquisition Corp. I and Crane Harbor Acquisition Corp. II are related parties because Edward Cohen and Jonathan Cohen, the father and brother of Daniel G. Cohen, respectively, are members of the board of directors of both Crane Harbor Acquisition Corp. I and Crane Harbor Acquisition Corp. II. Cohen Securities provided investment banking services to both entities and received cash and non-cash consideration.  The fees and any realized or unrealized gains and losses on these securities are recorded in investment banking and new issue revenue in the table below.

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

Pursuant to the Vellar Purchase Agreement, the Operating LLC sold all of its 33.4% interest in Vellar GP to Solomon Cohen and Jason Capone for an aggregate of $10.  As of February 25, 2025 and as a result of the consummation of the transactions contemplated by the Vellar Purchase Agreement, the Company no longer had any investment in Vellar GP. Pursuant to the Vellar Purchase Agreement, the Operating LLC resigned as the managing member of Vellar GP, effective February 25, 2025. For the three months ended March 31, 2025, the Company recorded net loss of $381, related to Vellar GP, which includes both the loss on sale and the results of operations for the period prior to the sale. This amount is not included in the table below.

Pursuant to the Vellar Transition Services Agreement, in exchange for the Operating LLC’s agreement to provide certain transitional services to Vellar GP, Vellar GP agreed to (i) pay to the Operating LLC certain defined revenue share amounts up to an aggregate of $4,234 and (ii) decrease the amount that the Operating LLC had previously agreed to pay to Vellar GP  in connection with the funding of certain Vellar GP litigation expenses from $2,121 to $1,084. No revenue share nor legal expenses have been earned or paid to date.  See note 4.

The following table displays the routine transactions recognized in the consolidated statements of operations from the identified related parties that are described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment banking and new issue
BTC Development Corp.	$6	$-	$269	$-
Columbus Circle II SPAC	-	-	991	-
Crane Harbor Acquisition I	-	-	156	-
Crane Harbor Acquisition II	11	-	376	-
	$17	$-	$1,792	$-
Asset management
CREO JV	$66	$131	$154	$282
U.S. Insurance JV	176	264	387	509
	$242	$395	$541	$791
Principal transactions and other income
Columbus Circle SPAC	$-	$15	$-	$15
Columbus Circle II SPAC	30	-	45	-
CK Capital Value Fund	234	-	247	-
CREO JV	(94)	(105)	(142)	(33)
U.S. Insurance JV	31	46	80	107
	$201	$(44)	$230	$89
Income (loss) from equity method affiliates
Columbus Circle II SPAC	$(2,968)	$-	$(3,666)	$-
Columbus Circle SPAC	-	(1,307)	-	(1,307)
Dutch Real Estate Entities	(70)	533	(353)	849
Other SPAC Entities	-	(663)	454	1,439
	$(3,038)	$(1,437)	$(3,565)	$981

Operating expense (income)
Cohen Circle	$(26)	$(10)	$(52)	$16
	$(26)	$(10)	$(52)	$16
Interest expense (income)
JKD Investor	$76	$288	$197	$574
	$76	$288	$197	$574

 The following related party transactions are not included in the table above.

E.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., the Company's chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their eligible compensation. Contributions made on behalf of the Company were $151 and $135 for the three months ended  June 30, 2026 and 2025, respectively. Contributions made on behalf of the Company were $343 and $275 for the six months ended  June 30, 2026 and 2025, respectively.

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program arrangement from the Company's executive chairman, Daniel G. Cohen.  The contract, which allowed for an allotted number of hours of air travel on selected aircraft, expired on September 30, 2025.  The Company utilized the air travel for general business purposes and recorded the expense in business development, occupancy, equipment expense in the consolidated statement of operations.  On October 1, 2025, the Company and Cohen Circle jointly entered a three-year corporate aircraft program membership agreement, with the contract term going through September 30, 2028. The arrangement allows for an allotted number of flight hours on select aircraft. During 2025, the Company paid $699 for the first year of the contract and Cohen Circle reimbursed the Company for any flight hours used for Cohen Circle business purposes. During the three months ended June 30, 2026 and 2025, the Company recognized $32 and $82, respectively, of expense on this arrangement. During the six months ended June 30, 2026 and 2025, the Company recognized $48 and $286, respectively, of expense on this arrangement.

From time to time, the Company purchases produce from Grand Cru Farm as a benefit to its employees.  Grand Cru Farm is owned by Daniel G. Cohen.  The Company purchased $1 and $4 from Grand Cru Farm during the three months ended  June 30, 2026 and 2025, respectively. The Company purchased $5 and $15 from Grand Cru Farm during the six months ended  June 30, 2026 and 2025, respectively.

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

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
CREO JV	$67	$123
Employee & other	1,123	874
SPAC Fund - other receivable	59	159
U.S. Insurance JV	177	245
Due from related parties	$1,426	$1,401

DUE TO RELATED PARTIES

(Dollars in Thousands)

	June 30, 2026	December 31, 2025
BZC Family B.V.	$2,744	$-
	$2,744	$-

25. Subsequent Event

Columbus Circle III

On July 10, 2026, Columbus Circle Capital Corp. III (NASDAQ: CCCTU) (the “Columbus Circle III SPAC”), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 23,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 3 Sponsor Corp LLC, the sponsor of Columbus Circle III SPAC (the “Columbus Circle III Sponsor”). CCM acted as the lead underwriter in the IPO.

Each Unit consists of one Class A ordinary share of Columbus Circle III SPAC, par value $0.0001 per share (“Class A Ordinary Shares”), and one-third of one warrant (each, a “Warrant”), each whole Warrant entitles the holder to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold in the IPO at an offering price of $10.00 per Unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses).

If Columbus Circle III SPAC fails to consummate a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless Columbus Circle III SPAC’s shareholders approve an amendment to Columbus Circle III SPAC’s amended and restated memorandum and articles of association to extend the amount of time Columbus Circle III SPAC will have to consummate an initial Business Combination.

Columbus Circle III Sponsor purchased an aggregate of 265,000 of Columbus Circle III SPAC’s placement units (“Placement Units”) in a private placement that occurred simultaneously with the IPO (the “Private Placement”) for an aggregate of $2,650, or $10.00 per Placement Unit. Additionally, CCM used its underwriting fee of $3,600 to purchase 360,000 Placement Units in the Private Placement for an aggregate of $3,600. Each Placement Unit consists of one Class A Ordinary Share and one-third of one redeemable warrant (a “Placement Warrant”). The Placement Units are identical to the Units sold in the IPO except that Placement Units (including the securities comprising such units and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) (i)  may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of Columbus Circle III SPAC’s initial Business Combination, (ii) will be entitled to certain registration rights, and (iii) with respect to the Placement Warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules. Subject to certain limited exceptions, the Placement Units (including the underlying Placement Warrants and Class A Ordinary Shares and the Class A Ordinary Shares issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of Columbus Circle III SPAC’s initial Business Combination.

Certain non-controlling interests in the Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in the Sponsor, either directly or indirectly, and have an interest in the SPAC’s founder shares through such membership interests in the Sponsor. The number of the SPAC’s founder shares in which such non-controlling interests in the Sponsor, including such executives and key employees of the Operating LLC, have an interest in through the Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of the SPAC’s founder shares currently allocated to the Operating LLC is approximately 2.28 million shares, but such number of founder shares will also not be finally and definitively determined until the consummation of a Business Combination.

The entire $2,650 invested by Columbus Circle III Sponsor in consideration for the above-described 265,000 Placement Units of Columbus Circle III SPAC was raised from third party investors. As the managing member of Columbus Circle III Sponsor, the Operating LLC consolidates Columbus Circle III Sponsor and treats Columbus Circle III Sponsor’s investment in Columbus Circle III SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

The Columbus Circle III Sponsor holds an aggregate of 7,666,667 founder shares in the SPAC. Subject to certain limited exceptions, the founder shares will not be transferable or salable until the earlier to occur of: (i) six months after the completion of the IPO, and (ii) the date on which the SPAC completes a liquidation, merger, share exchange or other similar transaction after its initial Business Combination that results in all of the SPAC’s shareholders having the right to exchange their Class A Ordinary Shares underlying the founder shares for cash, securities or other property.

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

Overview

We are a financial services company specializing in an expanding range of capital markets and asset management services. Our business is organized into three business segments.

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

As a complement to the SPAC Fund, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issued a separate series of interest for each investment portfolio, which typically consisted of investments in the sponsor entities of individual SPACs. We are not issuing any new SPAC Series Funds, and this business is winding down. Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stock of SPACs that successfully complete a business combination underperform the market.  If volumes of SPAC activity decline, our results of operations will likely be significantly negatively impacted.  CCM also provides SPAC underwriting and de-spac advisory and placement services to clients. A portion of the consideration it receives may be placement units or warrants in pre-business combination SPACs, or shares in post SPAC business combination operating companies.

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

Recent Events

Columbus Circle Capital Corp. II

On February 12, 2026, Columbus Circle Capital Corp. II (NASDAQ: CMII) (the “Columbus Circle II SPAC”), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 23,000,000 units (the “Units”) in its initial public offering (the “IPO”), which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option.

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

If the Columbus Circle II SPAC fails to complete a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless the Columbus Circle II SPAC’s shareholders approve an amendment to the Columbus Circle II SPAC’s amended and restated memorandum and articles of association (the “SPAC Articles”) to extend the amount of time the Columbus Circle II SPAC will have to complete an initial Business Combination.

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

The $2,650 invested by the Columbus Circle II Sponsor in consideration for the above-described 265,000 Placement Units of the Columbus Circle II SPAC was raised from third party investors. As the managing member of the Columbus Circle II Sponsor, the Operating LLC consolidates the Columbus Circle II Sponsor and treats the Columbus Circle II Sponsor’s investment in the Columbus Circle II SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

A total of $230,000 of the net proceeds from the Private Placement and the IPO was placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a Business Combination is not consummated), none of the funds held in the trust account will be released until the earliest of (i) the completion of the Columbus Circle II SPAC’s initial Business Combination, (ii) the redemption of the Columbus Circle II SPAC’s public Class A Ordinary Shares if the Columbus Circle II SPAC is unable to complete its initial Business Combination within 24 months from the completion of the IPO, and (iii) the redemption of the Columbus Circle II SPAC’s public Class A Ordinary Shares properly submitted in connection with a shareholder vote to amend the SPAC Articles to (A) modify the substance or timing of the Columbus Circle II SPAC’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Columbus Circle II SPAC’s public shares if the Columbus Circle II SPAC has not consummated an initial Business Combination within 24 months from the completion of the IPO, or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. If the Columbus Circle II SPAC does not complete a Business Combination, the Placement Units will expire and be worthless.

The Columbus Circle II Sponsor loaned to the Columbus Circle II SPAC approximately $485 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Columbus Circle II Sponsor and its affiliates, including the Operating LLC, may commit to loan the Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if the Columbus Circle II SPAC consummates a Business Combination in the required time frame, the loans will be repaid from the funds held in the Columbus Circle II SPAC’s trust account. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A Ordinary Shares and 50,000 Private Placement Warrants exercisable at $11.50 per share. If the Columbus Circle II SPAC does not consummate a Business Combination in the required time frame, no funds from the Columbus Circle II SPAC’s trust account can be used to repay the loans.

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

On June 26, 2026, Columbus Circle II SPAC entered into a definitive business combination agreement (as it may be amended, supplemented, or otherwise modified from time to time in accordance with its terms, the "Business Combination Agreement") with IPGX Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Columbus Circle II SPAC (the "Merger Sub"), and Elroy Air, Inc., a Delaware corporation and a leading U.S.-based technology developer of autonomous heavy-cargo drones for defense, rapid response, and commercial logistics ("Elroy Air"). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into Elroy Air, with Elroy Air continuing as the surviving corporation (the "Merger" and, together with the other transactions contemplated by the Business Combination Agreement, the "Business Combination").  In connection with the execution of the Business Combination Agreement, Columbus Circle II Sponsor has partnered with Inflection Point Asset Management LLC ("IPAM"), which has significant experience with negotiating and consummating de-SPAC transactions and which made the introduction to Elroy Air. In connection with this partnership, Columbus Circle II SPAC will be renamed "Inflection Point Acquisition Corp. VII" and will, subject to obtaining the required shareholder approvals and at least one business day prior to the date of the closing of the Business Combination (the "Closing"), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, Inflection Point Acquisition Corp. VII will change its name to Elroy Air, Inc. As of the date of this Quarterly Report, the Business Combination has not yet closed. The Business Combination Agreement and the transactions it contemplates have been approved by the boards of directors of both Columbus Circle II SPAC and Elroy Air. The parties currently expect the Business Combination to close in the fourth quarter of 2026, subject to receipt of the required approval by Columbus Circle II SPAC's shareholders and the fulfillment of other customary closing conditions.

Columbus Circle II Sponsor holds an aggregate of 7,666,667 founder shares in Columbus Circle II SPAC. Certain non-controlling interests in the Columbus Circle II Sponsor, including executives and key employees of the Operating LLC as well as IPAM, either directly or indirectly, have an interest in Columbus Circle SPAC II's founder shares through membership interests in Columbus Circle II Sponsor. The number of the Columbus Circle II SPAC founders shares in which such non-controlling interests in the Columbus Circle II Sponsor, including such executives and key employees of the Operating LLC as well as IPAM, have an interest in through Columbus Circle II Sponsor will not be finally and definitively determined unless and until the Closing of the Business Combination. The number of Columbus Circle II SPAC founder shares currently allocated to the Operating LLC is approximately 667,000, but such number of founder shares will also not be finally and definitively determined unless and until the Closing occurs. In addition, as part of the agreement, CCM will forfeit its 360,000 Placement Units.

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

As of June 30, 2026, we held 2,151,666 shares of BRR, which were allocated to us by the sponsor of the Columbus Circle SPAC.  As of June 30, 2026, we carried these shares at a value of $3,314 as a component of other investments, at fair value in our consolidated balance sheet.  The BRR shares are subject to certain transfer restrictions, which will lapse and the BRR shares will no longer be subject to these transfer restrictions upon the earliest to occur of the following: (i) the second anniversary of the Closing, (ii) if the closing price of ProCap Financials’ common stock equals or exceeds $10.21 per share (subject to customary adjustments) for any 20 trading days within any consecutive 30-trading day period, and (iii) if the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period equals or exceeds $140 during any five-day period. Any further change in value of these shares until final liquidation will be recorded as principal transactions gain or loss in our consolidated statement of operations.  For the three and six-month period ended June 30, 2026, we recorded losses of ($1,227) and ($4,282), respectively, related to these shares.

In addition, we served as underwriter and advisor to the Columbus Circle SPAC.  As partial consideration for these services, we received 392,000 shares of BRR and 196,000 warrants.  As of June 30, 2026, the shares and warrants were carried at a value of $647 as a component of other investments, at fair value in our consolidated balance sheet.  For the three and six month period ended June 30, 2026, we recorded losses of ($235) and ($874), respectively, related to these shares and warrants.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2026 and 2025.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Favorable / (Unfavorable)
	2026	2025	$ Change	% Change
Revenues
Investment banking and new issue	$99,770	$64,297	$35,473	55%
Net trading	27,088	19,968	7,120	36%
Asset management	4,256	4,188	68	2%
Principal transactions and other revenue	(3,725)	158	(3,883)	(2,458%)
Total revenues	127,389	88,611	38,778	44%

Operating expenses
Compensation and benefits	89,492	65,989	(23,503)	(36%)
Business development, occupancy, equipment	4,974	3,817	(1,157)	(30%)
Subscriptions, clearing, and execution	7,525	4,506	(3,019)	(67%)
Professional fee and other operating	7,436	6,353	(1,083)	(17%)
Depreciation and amortization	420	344	(76)	(22%)
Total operating expenses	109,847	81,009	(28,838)	(36%)

Operating income / (loss)	17,542	7,602	9,940	131%

Non-operating income / (expense)

Interest expense, net	(2,646)	(2,944)	298	10%
Gain on sale of management contracts	-	837	(837)	(100%)
Income / (loss) from equity method affiliates	(3,565)	981	(4,546)	(463%)
Income / (loss) before income taxes	11,331	6,476	4,855	75%
Income tax expense / (benefit)	(41)	910	951	105%
Net income / (loss)	11,372	5,566	5,806	104%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(2,776)	(314)	2,462	784%
Enterprise net income / (loss)	14,148	5,880	8,268	141%
Less: Net income (loss) attributable to the convertible non-controlling interest	9,082	4,143	(4,939)	(119%)
Net income / (loss) attributable to Cohen & Company Inc.	$5,066	$1,737	$3,329	192%

Revenues

Revenues increased by $38,778, or 44%, to $127,389 for the six months ended June 30, 2026, as compared to $88,611 for the six months ended June 30, 2025. Each revenue line item is discussed below in more detail.

Investment Banking and New Issue

Investment banking and new issue revenue increased by $35,473 to $99,770 for the six months ended June 30, 2026, as compared to $64,297 for the six months ended June 30, 2025.

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

When CCM receives financial instruments in exchange for services, the non-cash revenue recorded equals the fair value of the financial instruments received as of the date the underlying transaction closed.  CCM's clients include many newly public companies as well as early stage and high growth companies.  These companies often have highly volatile stock prices.  Accordingly, CCM may experience significant gains or losses subsequent to the receipt of the financial instruments until the financial instruments are finally liquidated.  Unless the financial instruments received have been fully liquidated, CCM may experience further gains or losses in the future related to those financial instruments.  See note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q to review the remaining carrying value of positions held as of the current reporting period date.

The following table shows the cash and non-cash portion of new issue and advisory revenue:

	Six Months Ended June 30, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$27,240	$10,724	$37,964
CCM - Advisory and other new issue	15,887	14,486	30,373
Other - Origination	193	-	193
Total	$43,320	$25,210	68,530
Gains / (losses) on CCM financial instruments received as non-cash consideration			31,240
Investment banking and new issue			$99,770

	Six Months Ended June 30, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$13,331	$6,078	$19,409
CCM - Advisory and other new issue	25,993	25,248	51,241
Other - Origination	-	-	-
Total	$39,324	$31,326	70,650
Gains / (losses) on CCM financial instruments received as non-cash consideration			(6,353)
Investment banking and new issue			$64,297

	Change
	Cash	Non-Cash	Total
CCM - Underwriting	$13,909	$4,646	$18,555
CCM - Advisory and other new issue	(10,106)	(10,762)	(20,868)
Other - Origination	193	-	193
Total	$3,996	$(6,116)	(2,120)
Gains / (losses) on CCM financial instruments received as non-cash consideration			37,593
Investment banking and new issue			$35,473

Net Trading

Net trading revenue increased by $7,120, or 36%, to $27,088 for the six months ended June 30, 2026, as compared to $19,968 for the six months ended June 30, 2025.  The following table shows the detail by trading group.

NET TRADING

	Six Months Ended June 30,
	2026	2025	Change
Mortgage	$2,337	$2,247	$90
Gestation Repo	12,022	8,637	3,385
High Yield Corporates	805	549	256
Agencies	710	1,211	(501)
SPAC Equity	2,608	1,406	1,202
CMOs	3,513	836	2,677
SBAs	606	1,118	(512)
Structured Notes	1,254	1,850	(596)
Other	3,233	2,114	1,119
Total	$27,088	$19,968	$7,120

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

ASSETS UNDER MANAGEMENT

	As of June 30,		As of December 31,
	2026	2025	2025	2024
Pride funds, managed accounts, and other	$962,602	$972,911	$994,170	$897,088
U.S. Insurance JV	111,210	154,032	144,127	154,001
CREO JV	130,398	207,042	192,941	263,308
Company-sponsored CDOs	84,750	915,217	101,480	965,887
Assets under management (1)	$1,288,960	$2,249,202	$1,432,718	$2,280,284

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

Asset management fees increased by $68, or 2%, to $4,256 for the six months ended June 30, 2026, as compared to $4,188 for the six months ended June 30, 2025.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $3,883 to ($3,725) for the six months ended June 30, 2026, as compared to $158 for the six months ended June 30, 2025.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Six Months Ended June 30,
	2026	2025	Change
Interests in public companies:
Brand Engagement Network, Inc. (NASDAQ: BNAI)	$325	$(103)	$428
ProCap Financial, Inc. (NASDAQ:BRR)	(4,282)	-	(4,282)
Critical Metals Corp. (NASDAQ: CRML)	-	(1,867)	1,867
CID Holdco, Inc. (NASDAQ: DAIC)	(63)	885	(948)
Murano Global Investments Plc (NASDAQ: MRNO)	(799)	-	(799)
Fold Holding, Inc. (NASDAQ:FLD)	(365)	(266)	(99)
Marblegate Capital Corp. (OTCM: MGTE)	(80)	873	(953)
Payoneer Global Inc. (NASDAQ: PAYO)	444	(931)	1,375
CREO JV	(142)	(33)	(109)
U.S. Insurance JV	80	107	(27)
CK Capital Fund	247	-	247
SFAs	-	1,404	(1,404)
Other	(5)	(220)	215
Total principal transactions	(4,640)	(151)	(4,489)

IIFC revenue share	601	1,102	(501)
Sale of Vellar GP	-	(836)	836
All other income	314	43	271
Other income	915	309	606

Principal transactions and other income (loss)	$(3,725)	$158	$(3,883)

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

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The loss on sale of Vellar GP related to the sale of our interest in the Vellar GP consummated in the three months ended March 31, 2025.  The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $10,633 in revenue share income. Other income is recorded in all three of our segments.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K.

Operating Expenses

Operating expenses increased by $28,838, or 36%, to $109,847 for the six months ended June 30, 2026, as compared to $81,009 for the six months ended June 30, 2025. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $23,503, or 36%, to $89,492 for the six months ended June 30, 2026, as compared to $65,989 for the six months ended June 30, 2025.

COMPENSATION AND BENEFITS

	Six Months Ended June 30,
	2026	2025	Change
Cash compensation and benefits	$86,547	$63,784	$22,763
Equity-based compensation	2,945	2,205	740
Total	$89,492	$65,989	$23,503

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  This amount includes accrued unpaid compensation related to non-cash investment banking revenue.  The increase was primarily the result of increased incentive compensation driven by increased revenue.  Our total headcount was 129 at June 30, 2026 and 118 at June 30, 2025.  Equity-based compensation increased because of increased issuances of units and shares to employees.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,157, or 30%, to $4,974 for the six months ended June 30, 2026, as compared to $3,817 for the six months ended June 30, 2025.  This increase was comprised of an increase in business development of $841 and an increase in occupancy and equipment of $316.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $3,019, or 67%, to $7,525 for the six months ended June 30, 2026, as compared to $4,506 for the six months ended June 30, 2025. The increase was comprised of an increase in clearing and execution of $2,537 and an increase in subscriptions of $482.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses increased by $1,083, or 17%, to $7,436 for the six months ended June 30, 2026, as compared to $6,353 for the six months ended June 30, 2025. The increase was comprised of an increase in professional fees of $1,417, partially offset by a decrease in other operating expense of $334.

Depreciation and Amortization

Depreciation and amortization increased by $76, or 22%, to $420 for the six months ended June 30, 2026, as compared to $344 for the six months ended June 30, 2025.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $298, or 10%, to $2,646 for the six months ended June 30, 2026, as compared to $2,944 for the six months ended June 30, 2025.

	Six Months Ended June 30,
	2026	2025	Change
Junior subordinated notes	$2,360	$2,330	$30
2020/2024 Notes	197	574	(377)
Byline Credit Facility	89	40	49
	$2,646	$2,944	$(298)

See notes 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $4,546 to ($3,565) for the six months ended June 30, 2026, as compared to $981 for the six months ended June 30, 2025.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2026	2025	Change
Dutch Real Estate Entities	$(353)	$849	$(1,202)
Columbus Circle I SPAC / Columbus Circle II SPAC	(3,666)	(1,307)	(2,359)
SPAC Sponsor Entities and Other	454	1,439	(985)
Total	$(3,565)	$981	$(4,546)

SPAC sponsor entities and other includes both indirect and direct investments in SPAC sponsor entities. Several of these SPAC sponsor entities are invested in SPACs that have completed their business combinations.  Those SPAC sponsor entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC sponsor entities under the equity method of accounting.  If the SPAC sponsor entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income or loss included in other SPAC sponsor entities above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented.  See discussion of principal transactions above.  A significant portion of loss from equity method affiliates related to Columbus Circle I SPAC and Columbus Circle II SPAC are attributable to the non-convertible non-controlling interest.  See discussion below.

	Six Months Ended June 30,
	2026	2025	Change
Critical Metals Corp. (NASDAQ: CRML)	$-	$(367)	$367
Fold Holdings, Inc. (NASDAQ: FLD)	-	1,949	(1,949)
Murano Global Investments Plc (NASDAQ: MRNO)	454	482	(28)
Other	-	(625)	625
Total	$454	$1,439	$(985)

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $951 to ($41) for the six months ended June 30, 2026, as compared to $910 for the six months ended June 30, 2025.

	For the Six Months Ended June 30,
	2026	2025	Change
Current	$372	$427	$55
Deferred	(413)	483	896
Total	$(41)	$910	$951

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the six months ended June 30, 2026, Cohen & Company Inc. owned 33.6% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 66.4% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the six months ended June 30, 2026 and 2025 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

	Six Months Ended June 30,
	2026	2025	Change
Columbus Circle I SPAC/Columbus Circle II SPAC	$(2,666)	$(825)	$1,841
Other SPAC Sponsor Investor	(110)	(353)	(243)
Vellar GP	-	864	864
Total	$(2,776)	$(314)	$2,462

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

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the six months ended June 30, 2026 and 2025 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

For the Six Months Ended June 30, 2026

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$11,331	$-	$11,331
Income tax expense / (benefit)	421	(462)	(41)
Net income / (loss) after tax	10,910	462	11,372
Other consolidated subsidiary non-controlling interest	(2,776)
Net income / (loss) attributable to the Operating LLC	13,686
Average effective Operating LLC non-controlling interest % (1)	66.36%
Convertible non-controlling interest	$9,082

For the Six Months Ended June 30, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$6,476	$-	$6,476
Income tax expense / (benefit)	914	(4)	910
Net income / (loss) after tax	5,562	4	5,566
Other consolidated subsidiary non-controlling interest	(314)
Net income / (loss) attributable to the Operating LLC	5,876
Average effective Operating LLC non-controlling interest % (1)	70.51%
Operating LLC non-controlling interest	$4,143

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 and 2025.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Favorable / (Unfavorable)
	2026	2025	$ Change	% Change
Revenues
Investment banking and new issue	$54,059	$44,133	$9,926	22%
Net trading	13,888	10,757	3,131	29%
Asset management	1,837	2,168	(331)	(15%)
Principal transactions and other revenue	(297)	2,813	(3,110)	(111%)
Total revenues	69,487	59,871	9,616	16%

Operating expenses
Compensation and benefits	48,185	44,323	(3,862)	(9%)
Business development, occupancy, equipment	2,591	1,988	(603)	(30%)
Subscriptions, clearing, and execution	3,573	2,332	(1,241)	(53%)
Professional fee and other operating	2,512	3,561	1,049	29%
Depreciation and amortization	217	172	(45)	(26%)
Total operating expenses	57,078	52,376	(4,702)	(9%)

Operating income / (loss)	12,409	7,495	4,914	66%

Non-operating income / (expense)

Interest expense, net	(1,311)	(1,496)	185	12%
Gain on sale of management contracts	-	837	(837)	(100%)
Income / (loss) from equity method affiliates	(3,038)	(1,437)	(1,601)	(111%)
Income / (loss) before income taxes	8,060	5,399	2,661	49%
Income tax expense / (benefit)	141	771	630	82%
Net income / (loss)	7,919	4,628	3,291	71%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(2,058)	(141)	1,917	1,360%
Enterprise net income / (loss)	9,977	4,769	5,208	109%
Less: Net income (loss) attributable to the convertible non-controlling interest	6,403	3,361	(3,042)	(91%)
Net income / (loss) attributable to Cohen & Company Inc.	$3,574	$1,408	$2,166	154%

Revenues

Revenues increased by $9,616, or 16%, to $69,487 for the three months ended June 30, 2026, as compared to $59,871 for the three months ended June 30, 2025. Each line item is discussed below in more detail.

Investment Banking and New Issue

Investment banking and new issue revenue increased by $9,926 to $54,059 for the three months ended June 30, 2026, as compared to $44,133 for the three months ended June 30, 2025.

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

When CCM receives financial instruments in exchange for services, the non-cash revenue recorded equals the fair value of the financial instruments received as of the date the underlying transaction closed.  CCM's clients include many newly public companies as well as early stage and high growth companies.  These companies often have highly volatile stock prices.  Accordingly, CCM may experience significant gains or losses subsequent to the receipt of the financial instruments until the financial instruments are finally liquidated.  Unless the financial instruments received have been fully liquidated, CCM may experience further gains or losses in the future related to those financial instruments.  See note 7 to our consolidated financial statements included in this Quarterly Report on Form 10-Q to review the remaining carrying value of positions held as of the current reporting period date.

The following table shows the cash and non-cash portion of new issue and advisory revenue:

	Three Months Ended June 30, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$9,844	$5,007	$14,851
CCM - Advisory and other new issue	4,231	8,781	13,012
Other - Origination	193	-	193
Total	$14,268	$13,788	28,056
Gains / (losses) on CCM financial instruments received as non-cash consideration			26,003
Investment banking and new issue			$54,059

	Three Months Ended June 30, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$11,106	$4,444	$15,550
CCM - Advisory and other new issue	13,627	8,234	21,861
Other - Origination	-	-	-
Total	$24,733	$12,678	37,411
Gains / (losses) on CCM financial instruments received as non-cash consideration			6,722
Investment banking and new issue			$44,133

	Change
	Cash	Non-Cash	Total
CCM - Underwriting	$(1,262)	$563	$(699)
CCM - Advisory and other new issue	(9,396)	547	(8,849)
Other - Origination	193	-	193
Total	$(10,465)	$1,110	(9,355)
Gains / (losses) on CCM financial instruments received as non-cash consideration			19,281
Investment banking and new issue			$9,926

Net Trading

Net trading revenue increased by $3,131, or 29%, to $13,888 for the three months ended June 30, 2026, as compared to $10,757 for the three months ended June 30, 2025.  The following table shows the detail by trading group.

NET TRADING

	Three Months Ended June 30,
	2026	2025	Change
Mortgage	$1,235	$1,297	$(62)
Gestation Repo	6,137	4,458	1,679
High Yield Corporates	545	156	389
Agencies	213	621	(408)
SPAC Equity	1,420	1,406	14
CMOs	1,426	403	1,023
SBAs	344	690	(346)
Structured Notes	843	537	306
Other	1,725	1,189	536
Total	$13,888	$10,757	$3,131

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

ASSETS UNDER MANAGEMENT

	As of June 30,		As of December 31,
	2026	2025	2025	2024
Pride funds, managed accounts, and other	$962,602	$972,911	$994,170	$897,088
U.S. Insurance JV	111,210	154,032	144,127	154,001
CREO JV	130,398	207,042	192,941	263,308
Company-sponsored CDOs	84,750	915,217	101,480	965,887
Assets under management (1)	$1,288,960	$2,249,202	$1,432,718	$2,280,284

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

Asset management fees decreased by $331, or 15%, to $1,837 for the three months ended June 30, 2026, as compared to $2,168 for the three months ended June 30, 2025.  The net decrease was caused by the sale of certain CDO asset management contracts after June 30, 2025.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) decreased by $3,110 to ($297) for the three months ended June 30, 2026, as compared to $2,813 for the three months ended June 30, 2025.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Three Months Ended June 30,
	2026	2025	Change
Interests in public companies:
ProCap Financial, Inc. (NASDAQ:BRR)	$(1,226)	$-	$(1,226)
Critical Metals Corp. (NASDAQ: CRML)	-	526	(526)
CID Holdco, Inc. (NASDAQ: DAIC)	(17)	885	(902)
Fold Holding, Inc. (NASDAQ:FLD)	(147)	(266)	119
Marblegate Capital Corp. (OTCM: MGTE)	(97)	873	(970)
Payoneer Global Inc. (NASDAQ: PAYO)	661	(157)	818
Rezolve AI PLC (NASDAQ: RZLV)	-	295	(295)
CREO JV	(94)	(105)	11
U.S. Insurance JV	31	46	(15)
CK Capital Fund	234	-	234
Other	(71)	84	(155)
Total principal transactions	(726)	2,181	(2,907)

IIFC revenue share	339	632	(293)
All other income	90	-	90
Other income	429	632	(203)

Principal transactions and other income (loss)	$(297)	$2,813	$(3,110)

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

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The loss on sale of Vellar GP related to the sale of our interest in the Vellar GP consummated in the three months ended March 31, 2025.  The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $10,633 in revenue share income. Other income is recorded in all three of our segments.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 6, 2026.

Operating Expenses

Operating expenses increased by $4,702, or 9%, to $57,078 for the three months ended June 30, 2026, as compared to $52,376 for the three months ended June 30, 2025. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits increased by $3,862, or 9%, to $48,185 for the three months ended June 30, 2026, as compared to $44,323 for the three months ended June 30, 2025.

COMPENSATION AND BENEFITS

	Three Months Ended June 30,
	2026	2025	Change
Cash compensation and benefits	$46,532	$43,274	$3,258
Equity-based compensation	1,653	1,049	604
Total	$48,185	$44,323	$3,862

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  This amount includes accrued unpaid compensation related to non-cash investment banking revenue.  The increase was primarily the result of increased incentive compensation driven by increased revenue.  Our total headcount was 129 at June 30, 2026 and 118 at June 30, 2025.  Equity-based compensation increased because of increased issuances of units and shares to employees.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $603, or 30%, to $2,591 for the three months ended June 30, 2026, as compared to $1,988 for the three months ended June 30, 2025.  This increase was comprised of an increase in business development of $414 and an increase in occupancy and equipment of $189.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $1,241, or 53%, to $3,573 for the three months ended June 30, 2026, as compared to $2,332 for the three months ended June 30, 2025. The increase was comprised of an increase in clearing and execution of $972 and an increase in subscriptions of $269.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,049, or 29%, to $2,512 for the three months ended June 30, 2026, as compared to $3,561 for the three months ended June 30, 2025. This decrease was comprised of a decrease in professional fees of $1,016 and a decrease in other operating expenses of $33.

Depreciation and Amortization

Depreciation and amortization increased by $45, or 26%, to $217 for the three months ended June 30, 2026, as compared to $172 for the three months ended June 30, 2025.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $185 to $1,311 for the three months ended June 30, 2026, as compared to $1,496 for the three months ended June 30, 2025.

	Three Months Ended June 30,
	2026	2025	Change
Junior subordinated notes	$1,190	$1,186	$4
2020/2024 Notes	76	288	(212)
Byline Credit Facility	45	22	23
	$1,311	$1,496	$(185)

See notes 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $1,601 to ($3,038) for the three months ended June 30, 2026, as compared to ($1,437) for the three months ended June 30, 2025.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
	2026	2025	Change
Dutch Real Estate Entities	$(70)	$533	$(603)
Columbus Circle I SPAC / Columbus Circle II SPAC	(2,968)	(1,307)	(1,661)
SPAC Sponsor Entities and Other	-	(663)	663
Total	$(3,038)	$(1,437)	$(1,601)

SPAC sponsor entities and other includes both indirect and direct investments in SPAC sponsor entities. Several of these SPAC sponsor entities are invested in SPACs that have completed their business combinations.  Those SPAC sponsor entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC sponsor entities under the equity method of accounting.  If the SPAC sponsor entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income or loss included in other SPAC sponsor entities above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented.  See discussion of principal transactions above. A significant portion of loss from equity method affiliates related to Columbus Circle I SPAC and Columbus Circle II SPAC are attributable to the non-convertible non-controlling interest.  See discussion below.

	Three Months Ended June 30,
	2026	2025	Change
Fold Holdings, Inc. (NASDAQ: FLD)	$-	$(415)	$415
Murano Global Investments Plc (NASDAQ: MRNO)	-	264	(264)
Other	-	(512)	512
Total	$-	$(663)	$663

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $630 to $141 for the three months ended June 30, 2026, as compared to $771 for the three months ended June 30, 2025.

	For the Three Months Ended June 30,
	2026	2025	Change
Current	$554	$373	$(181)
Deferred	(413)	398	811
Total	$141	$771	$630

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended June 30, 2026, Cohen & Company Inc. owned 33.6% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 66.4% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended June 30, 2026 and 2025 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

	Three Months Ended June 30,
	2026	2025	Change
Columbus Circle I SPAC/Columbus Circle II SPAC	$(2,082)	$(825)	$1,257
Other SPAC Sponsor Investor	24	684	660
Total	$(2,058)	$(141)	$1,917

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

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended June 30, 2026 and 2025 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

For the Three Months Ended June 30, 2026

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$8,060	$-	$8,060
Income tax expense / (benefit)	283	(142)	141
Net income / (loss) after tax	7,777	142	7,919
Other consolidated subsidiary non-controlling interest	(2,058)
Net income / (loss) attributable to the Operating LLC	9,835
Average effective Operating LLC non-controlling interest % (1)	65.10%
Operating LLC non-controlling interest	$6,403

For the Three Months Ended June 30, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$5,399	$-	$5,399
Income tax expense / (benefit)	774	(3)	771
Net income / (loss) after tax	4,625	3	4,628
Other consolidated subsidiary non-controlling interest	(141)
Net income / (loss) attributable to the Operating LLC	4,766
Average effective Operating LLC non-controlling interest % (1)	70.52%
Operating LLC non-controlling interest	$3,361

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

In July 2021, our board of directors reinstated our quarterly dividend, declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, December 22, 2025, and March 6, 2026, our board of directors declared special cash dividends on its Common Stock of $0.75, $2.00, and $0.70 per share, respectively.  On August 3, 2026, our board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock.  The dividends are payable on September 2, 2026, to stockholders of record as of August 19, 2026.

We had the following financing transactions in excess of $1,000 during the six months ended June 30, 2026, excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items:

●	We received investments of $2,666 from non-convertible non-controlling interests.
●	We redeemed $1,883 of convertible non-controlling interest.
●	We received $2,387 of proceeds from the issuance of Common Stock.
●	We repaid the 2020 Note for $4,500.

We had the following financing transactions in excess of $1,000 during the six months ended June 30, 2025, excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items:

●	We received investments of $2,669 from non-convertible non-controlling interests.
●	We repaid the 2024 Note for $2,573.

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

As of June 30, 2026 and December 31, 2025, we maintained cash and cash equivalents of $ 40,093 and $ 56,762, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities	$(27,286)	$6,978
Cash flow from investing activities	23,016	5,215
Cash flow from financing activities	(12,173)	(6,442)
Effect of exchange rate on cash	(226)	655
Net cash flow	(16,669)	6,406
Cash and cash equivalents, beginning	56,762	19,590
Cash and cash equivalents, ending	$40,093	$25,996

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Six Months Ended June 30, 2026

As of June 30, 2026, our cash and cash equivalents were $40,093, representing a decrease of $16,669 from December 31, 2025. The decrease was attributable to cash used in operating activities of $27,286, cash provided by investing activities of $23,016, cash used in financing activities of $12,173, and a decrease in cash caused by the change in exchange rates of $226.

The cash used in operating activities of $27,286 was comprised of (a) net cash outflows of $10,501 related to working capital fluctuations; (b) net cash inflows of $16,707 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased; and (c) net cash outflows from other earnings items of $33,492 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $23,016 was comprised of (a) sales and returns of principal - other investments, at fair value of $32,962; (b) sales and returns of principal - other investments sold, not yet purchased at fair value of $1,063; partially offset by (c) $5,417 of investments in equity method affiliates; (d) $524 in purchases of furniture, equipment, and leasehold improvements; and (e) $5,068 of purchases of other investments, at fair value.

The cash used in financing activities of $12,173 was comprised of (a) $4,500 repayment of the 2020 Note; (b) $638 of cash used to net settle equity awards; (c) $3,133 in dividends; (d) $7,072 in convertible non-controlling interest distributions; (e) $1,883 in redemption of convertible non-controlling interest units; partially offset by (f) $2,387 in proceeds from the sale of Common Stock; and (g) $2,666 in investments from the non-convertible non-controlling interest.

Six Months Ended June 30, 2025

As of June 30, 2025, our cash and cash equivalents were $25,996, representing an increase of $6,406 from December 31, 2024. The increase was attributable to cash provided by operating activities of $6,978, cash provided by investing activities of $5,215, cash used in financing activities of $6,442, and an increase in cash caused by the change in exchange rates of $655.

The cash provided by operating activities of $6,978 was comprised of (a) net cash inflows of $25,680 related to working capital fluctuations, (b) net cash outflows of $2,580 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased, and (c) net cash outflows from other earnings items of $16,122 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $5,215 was comprised of (a) $22,437 of sales and returns of principal from other investments, at fair value, (b) $1,312 of distributions received from equity method affiliates, partially offset by (c) $14,856 in cash used to purchase other investments, at fair value, (d) $433 in reduction in cash from the disposal of our interest in Vellar GP, (e) $2,675 invested in equity method affiliates, and (f)  $570 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $6,442 was comprised of (a) $2,573 of cash used to repay a portion of the 2024 Note, (b) $343 in cash used to net settle equity awards, (c) $1,261 in cash used to pay dividends, (d) $3,136 in cash used to pay distributions to the convertible non-controlling interest, (e) $954 in cash used to redeem convertible non-controlling units, (f) $844 in non-convertible non-controlling interest distributions, partially offset by (g) $2,669 in cash received as non-convertible non-controlling interest investments.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: Cohen Securities in the United States and CCFESA in France. As a U.S. broker-dealer, Cohen Securities is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at June 30, 2026 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

June 30, 2026
United States	$250
Europe	695
Total	$945

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at June 30, 2026, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $65,339. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from Cohen Securities

As of June 30, 2026, our total equity on a consolidated basis was $109,301 and the total equity of Cohen Securities was $109,295.  Therefore, $6 of equity existed outside of Cohen Securities. In addition, it should be noted that our non-convertible non-controlling interest represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of June 30, 2026, our non-convertible non-controlling interest balance was $5.  Therefore, we have equity available outside of Cohen Securities of $1 as of June 30, 2026.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the six months ended June 30, 2026 and the twelve months ended December 31, 2025 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Six Months Ended June 30, 2026	For the Twelve Months Ended December 31, 2025
Receivables under resale agreements
Period end	$409,371	$357,408
Monthly average	$373,501	$619,894
Maximum month end	$411,038	$811,908
Securities sold under agreements to repurchase
Period end	$444,688	$400,391
Monthly average	$416,269	$652,260
Maximum month end	$458,774	$840,249

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

DETAIL OF DEBT

	As of June 30, 2026	As of December 31, 2025	Interest Rate Terms	Interest (2)	Maturity
Description
Non-convertible debt:
12.00% senior note (the "2024 Note")	$2,573	$2,573	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	-	4,500	Fixed	12.00%	January 2026
	2,573	7,073
Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	7.93%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.14%	March 2035
Less unamortized discount	(21,898)	(22,303)
	26,227	25,822

Byline Credit Facility	-	-	Variable	NA	June 2028
Total	$28,800	$32,895

(1)

The junior subordinated notes listed represent debt we owe to the two trusts noted above. The total par amount owed by us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior notes outstanding. However, we receives back from the trusts the pro rata share of interest and principal on the common stock held by us.  These trusts are VIEs and we do not consolidate them even though we hold the common stock.  We carry the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of June 30, 2026 on a combined basis was 18.88% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of June 30, 2026.

Contractual Obligations

The table below summarizes our significant contractual obligations as of June 30, 2026 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

June 30, 2026

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$20,466	$2,911	$5,724	$4,342	$7,489
Maturity of 2024 Note (1)	2,573	2,573	-	-	-
Interest on 2024 Note (1)	129	129	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	39,734	3,858	7,715	7,715	20,446
Other Operating Obligations (3)	2,494	1,928	566	-	-
	$113,521	$11,399	$14,005	$12,057	$76,060

(1)	The 2024 Note matures on August 31, 2026.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 7.93% (based on the Term SOFR rate in effect as of June 30, 2026 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 8.14% (based on the Term SOFR rate in effect as of June 30, 2026 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow- Scope Improvements The amendments in this ASU do not change the fundamental nature of interim reporting or expand or reduce current interim disclosure. The amendments in this ASU clarify the guidance in ASC Topic 270 by providing a comprehensive list of required interim disclosures and codifying a disclosure principle that requires us to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on its consolidated financial statements. The amendments in this ASU are effective for interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the three months ended June 30, 2026, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or Eurodollar futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of June 30, 2026, we would incur a loss of ($2,016) if the yield curve rises 100 bps across all maturities and a gain of $2,000 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC that we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of June 30, 2026, our equity price sensitivity was $8,684 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of June 30, 2026, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,191 as of June 30, 2026.

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

How we manage these risks

Market Risk

We seek to manage our market risk by utilizing our underwriting and credit analysis processes that are performed in advance of acquiring any investment. In addition, we continually monitor our investments on a daily basis. We perform an in-depth monthly analysis on all our investments, and our risk committee meets on a bi-weekly basis to review specific issues within our portfolio and to make recommendations for dealing with these issues. In addition, our broker-dealer has an assigned chief risk officer that reviews the firm’s positions and trading activities on a daily basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at June 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the six months ended June 30, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1	Fourth Amendment to Third Amended and Restated Loan Agreement, dated June 18, 2026, by and between Cohen & Company Securities, LLC and Byline Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant with the SEC on June 22, 2026).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ LESTER R. BRAFMAN
Lester R. Brafman
Date: August 3, 2026		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: August 3, 2026		Executive Vice President, Chief Financial Officer, and Treasurer