Form 10-Q
period 2026-09-30
Cohen & Co Inc.
filed 2026-11-12
CIK 1270436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	COHN	NYSE American LLC

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

As of October 27, 2026, there were 3,366,686 shares of common stock ($0.01 par value per share) of Cohen & Company Inc. ("Common Stock") outstanding.

Cohen & Company Inc.

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2026

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

●	losses caused by financial or other problems experienced by third parties;
●	losses due to unidentified or unanticipated risks;
●	losses (whether realized or unrealized) on our principal investments including those received as non-cash consideration for investment banking services we provide;
●	a lack of liquidity, i.e., ready access to funds for use in our businesses, or the availability of financing at prohibitive rates;
●	the ability to attract and retain personnel;
●	the ability to meet regulatory capital requirements administered by federal agencies;
●	the ability to pay dividends;
●	an inability to generate incremental income from acquired, newly established, or expanded businesses;
●	unanticipated market closures due to inclement weather or other disasters;
●	the volume of trading in securities including collateralized securities transactions;
●	the liquidity in capital markets;
●	the creditworthiness of our correspondents, trading counterparties, and banking and margin customers;
●	changing interest rates and their impacts on U.S. residential mortgage volumes;
●	competitive conditions in each of our business segments;
●	the availability of borrowings under credit lines, credit agreements, warehouse agreements, and our credit facilities;
●	the potential misconduct or errors by our employees or entities with which we conduct business;
●	cybersecurity threats and other operational disruptions; risks associated with the development and use of artificial intelligence and digital assets; changes in tariffs, trade policy, and government operations, including government shutdowns;and
●	the potential for litigation and other regulatory liability.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COHEN & COMPANY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2026
	(unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$68,812	$56,762
Receivables from brokers, dealers, and clearing agencies	58,794	46,194
Due from related parties	1,371	1,401
Other receivables	15,766	8,896
Investments-trading	187,776	140,576
Other investments, at fair value	69,737	57,258
Receivables under resale agreements	561,696	357,408
Investments in equity method affiliates	10,659	6,661
Deferred income taxes	10,659	4,126
Goodwill	109	109
Right-of-use asset - operating leases	14,299	15,406
Other assets	7,205	5,788
Total assets	$1,006,883	$700,585

Liabilities
Payables to brokers, dealers, and clearing agencies	$48,040	$4
Accounts payable and other liabilities	8,841	17,944
Due to related parties	2,744	-
Accrued compensation	95,231	92,689
Lease liability - operating leases	15,754	16,959
Trading securities sold, not yet purchased	81,659	36,617
Other investments sold, not yet purchased, at fair value	87	-
Securities sold under agreements to repurchase	603,527	400,391
Debt	31,449	32,895
Total liabilities	887,332	597,499

Commitments and contingencies (See note 20)

Stockholders' Equity:
Voting Non-Convertible Preferred Stock, $0.001 par value per share, 50,000,000 shares authorized, 27,413,098 shares issued and outstanding	27	27
Common Stock, $0.01 par value per share, 100,000,000 shares authorized, 3,366,686 and 2,130,063 shares issued and outstanding, respectively, including 589,137 and 380,008 unvested or restricted share awards, respectively	34	21
Additional paid-in capital	91,317	78,539
Accumulated other comprehensive loss	(1,087)	(914)
Accumulated deficit	(18,778)	(26,593)
Total stockholders' equity	71,513	51,080
Non-controlling interest	48,038	52,006
Total equity	119,551	103,086
Total liabilities and equity	$1,006,883	$700,585

(

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Investment banking and new issue	$12,714	$68,607	$112,484	$132,904
Net trading	12,508	13,560	39,596	33,528
Asset management	1,681	1,948	5,937	6,136
Principal transactions and other income	5,538	98	1,813	256
Total revenues	32,441	84,213	159,830	172,824

Operating expenses
Compensation and benefits	21,143	53,684	110,635	119,673
Business development, occupancy, equipment	2,005	2,041	6,979	5,858
Subscriptions, clearing, and execution	3,800	2,771	11,325	7,277
Professional fee and other operating	2,650	3,774	10,086	10,127
Depreciation and amortization	213	183	633	527
Total operating expenses	29,811	62,453	139,658	143,462

Operating income	2,630	21,760	20,172	29,362

Non-operating income (expense)
Interest expense, net	(1,355)	(1,472)	(4,001)	(4,416)
Gain on sale of management contracts	-	1,897	-	2,734
Loss from equity method affiliates	(1,251)	(12,663)	(4,816)	(11,682)
Income before income tax expense	24	9,522	11,355	15,998
Income tax expense (benefit)	(6,264)	733	(6,305)	1,643
Net income	6,288	8,789	17,660	14,355
Less: Loss attributable to the non-convertible non-controlling interest of the Operating LLC	(624)	(6,853)	(3,400)	(7,167)
Enterprise net income	6,912	15,642	21,060	21,522
Less: Net income attributable to the convertible non-controlling interest of Cohen & Company Inc.	212	11,049	9,294	15,192
Net income attributable to Cohen & Company Inc.	$6,700	$4,593	$11,766	$6,330
Income per share data (see note 19)
Income per common share-basic:
Basic income per common share	$2.49	$2.64	$5.21	$3.66
Weighted average shares outstanding-basic	2,691,065	1,740,855	2,258,523	1,728,557
Income per common share-diluted:
Diluted income per common share	$0.12	$2.58	$1.47	$3.61
Weighted average shares outstanding-diluted	6,392,107	6,031,725	6,247,746	5,932,633

Comprehensive income:
Net income	$6,288	$8,789	$17,660	$14,355
Other comprehensive income (loss) item:
Foreign currency translation adjustments, net of tax of $0	(27)	-	(133)	355
Other comprehensive income (loss), net of tax of $0	(27)	-	(133)	355
Comprehensive income	6,261	8,789	17,527	14,710
Less: comprehensive income (loss) attributable to the non-controlling interest	(431)	4,196	5,812	8,275
Comprehensive income attributable to Cohen & Company Inc.	$6,692	$4,593	$11,715	$6,435

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands, except share or per share information)

(Unaudited)

	Cohen & Company Inc.
	Nine Months Ended September 30, 2026
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2025	$27	$21	$78,539	$(26,593)	$(914)	$51,080	$52,006	$103,086
Net income	-	-	-	1,492	-	1,492	1,961	3,453
Other comprehensive (loss)	-	-	-	-	(22)	(22)	(55)	(77)
Common stock issued, net	-	1	613	-	-	614	-	614
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	516	-	(7)	509	(509)	-
Equity-based compensation	-	-	398	-	-	398	894	1,292
Shares withheld for employee taxes	-	3	(198)	-	-	(195)	(443)	(638)
Dividends/distributions to convertible non-controlling interest	-	-	-	(2,351)	-	(2,351)	(6,016)	(8,367)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(1,883)	(1,883)
Non-convertible non-controlling interest contributions	-	-	-	-	-	-	2,666	2,666
March 31, 2026	$27	$25	$79,868	$(27,452)	$(943)	$51,525	$48,621	$100,146
Net income	-	-	-	3,574	-	3,574	4,345	7,919
Other comprehensive (loss)	-	-	-	-	(21)	(21)	(8)	(29)
Common stock issued, net	-	1	1,772	-	-	1,773	-	1,773
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	6,671	-	(113)	6,558	(6,558)	-
Equity-based compensation	-	-	635	-	-	635	1,018	1,653
Dividends/distributions to convertible non-controlling interest	-	-	-	(782)	-	(782)	(1,056)	(1,838)
Redemption of convertible non-controlling interest units	-	6	(6)	-	-	-	-	-
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(323)	(323)
June 30, 2026	$27	$32	$88,940	$(24,660)	$(1,077)	$63,262	$46,039	$109,301
Net income	-	-	-	6,700	-	6,700	(412)	6,288
Other comprehensive (loss)	-	-	-	-	(8)	(8)	(19)	(27)
Common stock issued, net	-	2	1,524	-	-	1,526	-	1,526
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	136	-	(2)	134	(134)	-
Equity-based compensation	-	-	717	-	-	717	953	1,670
Dividends/distributions to convertible non-controlling interest	-	-	-	(818)	-	(818)	(1,056)	(1,874)
Non-convertible non-controlling interest contributions	-	-	-	-	-	-	2,667	2,667
September 30, 2026	$27	$34	$91,317	$(18,778)	$(1,087)	$71,513	$48,038	$119,551

	Cohen & Company Inc.
	Nine Months Ended September 30, 2025
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity

December 31, 2024	$27	$20	$76,704	$(34,016)	$(1,007)	$41,728	$48,555	$90,283
Net income	-	-	-	329	-	329	609	938
Other comprehensive income	-	-	-	-	34	34	82	116
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	502	-	(13)	489	(499)	(10)
Equity-based compensation	-	-	343	-	-	343	814	1,157
Shares withheld for employee taxes	-	1	(102)	-	-	(101)	(238)	(339)
Dividends/distributions to convertible non-controlling interest	-	-	-	(818)	-	(818)	(1,796)	(2,614)
Redemption of convertible non-controlling interest units	-	-	-	-	-	-	(954)	(954)
Sale of Interest in Vellar GP	-	-	-	-	-	-	(1,691)	(1,691)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(1,236)	(1,236)
March 31, 2025	$27	$21	$77,447	$(34,505)	$(986)	$42,004	$43,646	$85,650
Net income	-	-	-	1,408	-	1,408	3,220	4,628
Other comprehensive income	-	-	-	-	71	71	168	239
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	10	-	-	10	-	10
Equity-based compensation	-	-	310	-	-	310	738	1,048
Shares withheld for employee taxes	-	-	-	-	-	-	(3)	(3)
Dividends/distributions to convertible non-controlling interest	-	-	-	(443)	-	(443)	(1,340)	(1,783)
Non-convertible non-controlling interest investment	-	-	-	-	-	-	2,669	2,669
June 30, 2025	$27	$21	$77,767	$(33,540)	$(915)	$43,360	$49,098	$92,458
Net income	-	-	-	4,593	-	4,593	4,196	8,789
Other comprehensive income	-	-	-	-	-	-	-	-
Acquisition / (surrender) of additional units of consolidated subsidiary, net	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	321	-	-	321	759	1,080
Shares withheld for employee taxes	-	-	-	-	-	-	-	-
Dividends/distributions to convertible non-controlling interest	-	-	-	(434)	-	(434)	(714)	(1,148)
Non-convertible non-controlling interest distributions	-	-	-	-	-	-	(125)	(125)
September 30, 2025	$27	$21	$78,088	$(29,381)	$(915)	$47,840	$53,214	$101,054

See accompanying notes to unaudited consolidated financial statements.

COHEN & COMPANY INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$17,660	$14,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	4,615	3,286
Loss (gain) on other investments, at fair value	(12,687)	167,503
Loss (gain) on other investments, sold not yet purchased	(1,156)	(936)
Loss (gain) on disposal of interest in Vellar GP	-	836
Noncash investment banking and new issue fees	(31,011)	(212,688)
(Income) loss from equity method affiliates	4,816	11,682
Depreciation and amortization	633	527
Amortization of discount on debt	626	385
Deferred tax provision (benefit)	(6,533)	919
Change in operating assets and liabilities, net:
Change in receivables from / payables to brokers, dealers, and clearing agencies	35,436	(31,857)
Change in receivables from / payables to related parties, net	2,774	(295)
(Increase) decrease in other receivables	(6,870)	(1,947)
(Increase) decrease in investments-trading	(47,200)	(3,777)
(Increase) decrease in receivables under resale agreements	(204,288)	253,549
(Increase) decrease in other assets	(322)	(432)
Increase (decrease) in accounts payable and other liabilities	(6,857)	28
Increase (decrease) in accrued compensation	2,542	68,218
Increase (decrease) in trading securities sold, not yet purchased	45,042	(1,042)
Increase (decrease) in securities sold under agreements to repurchase	203,136	(238,908)
Net cash provided by (used in) operating activities	356	29,406
Investing activities
Purchase of other investments, at fair value	(6,907)	(29,257)
Reduction in cash from disposal of interest in Vellar GP	-	(433)
Sales and returns of principal - other investments, at fair value	37,082	44,240
Sales and returns of principal - other investments sold, not yet purchased, at fair value	1,243	199
Investment in equity method affiliate	(8,093)	(2,675)
Distribution from equity method affiliate	-	1,578
Purchase of furniture, equipment, and leasehold improvements	(621)	(823)
Net cash provided by (used in) investing activities	22,704	12,829
Financing activities
Repayment of 2020 Note / 2024 Note	(4,500)	(2,573)
Proceeds from 2026 Note	2,375	-
Cash used to net share settle equity awards	(638)	(344)
Proceeds from issuance of common stock	3,913	-
Cohen & Company Inc. dividends	(7,262)	(1,695)
Convertible non-controlling interest distributions	(8,058)	(3,850)
Redemption of convertible non-controlling units	(1,883)	(954)
Non-convertible non-controlling interest investment	5,333	2,669
Non-convertible non-controlling interest distributions	-	(969)
Net cash provided by (used in) financing activities	(10,720)	(7,716)
Effect of exchange rate on cash	(290)	579
Net increase (decrease) in cash and cash equivalents	12,050	35,098
Cash and cash equivalents, beginning of period	56,762	19,590
Cash and cash equivalents, end of period	$68,812	$54,688

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

Subsequent to the AFN Merger, AFN was renamed Cohen & Company Inc. Effective January 1, 2010, the Company ceased to qualify as a REIT.

The Company

The Company is a financial services company specializing in an expanding range of capital markets and asset management services. As of September 30, 2026, the Company had $1.3 billion in assets under management (“AUM”).

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

Capital Markets: The Company’s Capital Markets business segment consists primarily of sales, trading, underwriting, gestation repo financing, new issue placements in corporate and securitized products, and advisory services. The Company’s sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. The Company specializes in a variety of products, including but not limited to: corporate bonds and loans, special purpose acquisition companies (“SPAC”) equity, preferred equity, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments.  The Company operates its capital markets activities primarily through its subsidiaries: Cohen Securities in the United States and CCFESA in Europe.

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

2. BASIS OF PRESENTATION

The financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results for the nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company reclassified principal transactions income (loss) related to CCM activity from principal transactions to investment banking and new issue revenue. For the three-month period ended September 30, 2025, $159,400 of principal transactions loss was reclassified to investment banking and new issue revenue. For the nine-month period ended September 30, 2025, $165,754 of principal transactions loss was reclassified to investment banking and new issue revenue. These reclassifications had no effect on previously reported net income.

The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. See note 4 regarding separation of chief executive officer.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Topic 815). The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

Securities sold under agreements to repurchase: The liabilities for securities sold under agreements to repurchase are carried at their contracted repurchase price, have short-term maturities, and are repriced frequently with amounts normally due in one month or less, and, accordingly, these contracts are carried at amounts that approximate fair value. The estimated fair value measurements of securities sold under agreements to repurchase are based on observations of actual market activity and are generally classified within level 2 of the valuation hierarchy.

Debt: These amounts are carried at outstanding principal less unamortized discount and deferred financing costs (if applicable). However, a substantial portion of the Company's debt was assumed in the AFN Merger and recorded at fair value as of that date. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s debt was estimated to be $40,133 and $42,369, respectively. The estimated fair value measurements of the debt are generally based on discounted cash flow models prepared by the Company’s management primarily using discount rates for similar instruments issued to companies with similar credit risks to the Company and are generally classified within level 3 of the valuation hierarchy.

Derivatives: These amounts are carried at fair value. Derivatives may be included as a component of investments-trading; trading securities sold, not yet purchased; other investments, at fair value; and other investments, sold not yet purchased. The fair value is generally based on quoted market prices on an exchange that is deemed to be active for derivative instruments such as foreign currency forward contracts and SOFR futures.  For derivative instruments, such as TBAs and other extended settlement trades, the fair value is generally based on market price quotations from third party pricing services.

4. OTHER RECENT BUSINESS TRANSACTIONS OR EVENTS

Separation of Chief Executive Officer

In November 2026, the Company’s chief executive officer resigned, effective November 10, 2026, and the Company entered into a separation agreement with him. Subject to the separation agreement becoming effective, the Company expects to recognize incremental compensation and benefits expense of approximately $4.5 million in the three months ending December 31, 2026., consisting of cash severance and equity-based compensation related to the accelerated vesting of LLC Units and LTIP Units.

Columbus Circle Capital Corp III

On July 10, 2026, Columbus Circle Capital Corp III (NASDAQ: CCCTU) (the “Columbus Circle III SPAC”), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 23,000,000 units in its initial public offering (“IPO”), which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 3 Sponsor Corp LLC, the sponsor of Columbus Circle III SPAC (the “Columbus Circle III Sponsor”). CCM acted as the lead underwriter in the IPO.

Each unit consists of one Class A ordinary share of Columbus Circle III SPAC, par value $0.0001 per share, and one-third of one warrant; each whole warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. The units were sold in the IPO at an offering price of $10.00 per unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses).

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

Columbus Circle III Sponsor purchased an aggregate of 265,000 of Columbus Circle III SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $2,650, or $10.00 per placement unit. Additionally, CCM used its underwriting fee of $3,600 to purchase 360,000 placement units in the private placement for an aggregate of $3,600. Each placement unit consists of one Class A ordinary share and one-third of one redeemable warrant. The placement units are identical to the units sold in the IPO except that placement units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the placement warrants) (i)  may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of Columbus Circle III SPAC’s initial Business Combination, (ii) will be entitled to certain registration rights, (iii) with respect to the placement warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules, and (iv) will not have redemption rights in the trust account of Columbus Circle III SPAC. Subject to certain limited exceptions, the placement units (including the underlying placement warrants and Class A ordinary shares and the Class A ordinary shares issuable upon exercise of the placement warrants) will not be transferable, assignable, or salable until 30 days after the completion of Columbus Circle III SPAC’s initial Business Combination.

Certain non-controlling interests in Columbus Circle III Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in Columbus Circle III Sponsor, either directly or indirectly, and have an interest in Columbus Circle III SPAC’s founder shares through such membership interests in Columbus Circle III Sponsor. The number of Columbus Circle III SPAC’s founder shares in which such non-controlling interests in Columbus Circle III Sponsor, including such executives and key employees of the Operating LLC, have an interest in through Columbus Circle III Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of Columbus Circle III SPAC’s founder shares currently allocated to the Operating LLC is 2,282,381 shares, but such number of founder shares will also not be finally and definitively determined until the consummation of a Business Combination.

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

Columbus Circle III Sponsor holds an aggregate of 7,666,667 founder shares in Columbus Circle III SPAC. Subject to certain limited exceptions, the founder shares will not be transferable or salable until the earlier to occur of: (i) six months after the completion of the IPO, and (ii) the date on which Columbus Circle III SPAC completes a liquidation, merger, share exchange, or other similar transaction after its initial Business Combination that results in all of Columbus Circle III SPAC’s shareholders having the right to exchange their Class A ordinary shares underlying the founder shares for cash, securities, or other property.

In connection with the IPO, Columbus Circle III Sponsor has agreed to indemnify Columbus Circle III SPAC for all claims by third parties for services rendered or products sold to Columbus Circle III SPAC, or a prospective target business with which Columbus Circle III SPAC has entered into a written letter of intent, confidentiality, or other similar agreement or business combination agreement (except for Columbus Circle III SPAC’s independent registered public accounting firm), to the extent such claims reduce the amount of funds in Columbus Circle III SPAC’s trust account to below the lesser of (i) $10.00 per share of Class A ordinary shares, and (ii) the actual amount per share of Class A ordinary shares held in Columbus Circle III SPAC’s trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of Columbus Circle III SPAC’s trust assets, in each case net of taxes, and up to $100 of dissolution expenses, provided that such liability will not apply to any claims (A) by a third party or prospective target business who executed a waiver of any and all rights to the monies held in Columbus Circle III SPAC’s trust account or (B) under Columbus Circle III SPAC’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

Columbus Circle III Sponsor loaned to Columbus Circle III SPAC approximately $330 to cover IPO expenses, which was repaid in full at the closing of the IPO. Columbus Circle III Sponsor and its affiliates, including the Operating LLC, may commit to loan Columbus Circle III SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if Columbus Circle III SPAC consummates a Business Combination in the required time frame, the loans are to be repaid from the funds held in Columbus Circle III SPAC’s trust account. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A ordinary shares and 50,000 private placement warrants exercisable at $11.50 per share. If Columbus Circle III SPAC does not consummate a Business Combination in the required time frame, no funds from Columbus Circle III SPAC’s trust account can be used to repay the loans.

In connection with the closing of the IPO, the Operating LLC and Columbus Circle III SPAC entered into an Administrative Services Agreement, dated July 8, 2026, a copy of which was filed as Exhibit 10.6 to Columbus Circle III SPAC’s Current Report on Form 8-K filed with the SEC on July 10, 2026, pursuant to which the Operating LLC and Columbus Circle III SPAC agreed that, commencing on the date that Columbus Circle III SPAC’s securities were first listed on the Nasdaq Global Market through the earlier of Columbus Circle III SPAC’s consummation of a Business Combination and its liquidation, Columbus Circle III SPAC will pay the Operating LLC $10 per month for certain office space, administrative, and shared personnel support services.

Columbus Circle Capital Corp II / Inflection Point Acquisition Corp. VII

On February 12, 2026, Columbus Circle Capital Corp II (NASDAQ: IPXG), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination, completed the sale of 23,000,000 units in its IPO, which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option. In August 2026, Columbus Circle Capital Corp II was renamed "Inflection Point Acquisition Corp. VII" and its ticker on the Nasdaq Global Market was changed to "IPXG" in connection with a pending Business Combination as described below. The renamed SPAC is herein referred to as "Columbus Circle II SPAC."

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 2 Sponsor Corp LLC, the sponsor of Columbus Circle II SPAC (the “Columbus Circle II Sponsor”). CCM acted as the lead underwriter in the IPO.

Each unit consists of one Class A ordinary share of Columbus Circle II SPAC, par value $0.0001 per share, and one-third of one warrant; each whole warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. The units were sold in the IPO at an offering price of $10.00 per unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses).

If Columbus Circle II SPAC fails to complete a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless Columbus Circle II SPAC’s shareholders approve an amendment to Columbus Circle II SPAC’s amended and restated memorandum and articles of association (the “SPAC Articles”) to extend the amount of time Columbus Circle II SPAC will have to complete an initial Business Combination.

Columbus Circle II Sponsor purchased an aggregate of 265,000 of Columbus Circle II SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $2,650, or $10.00 per placement unit. Additionally, CCM used its underwriting fee of $3,600 to purchase 360,000 placement units in the private placement for an aggregate of $3,600. Each placement unit consists of one Class A ordinary share and one-third of one warrant. The placement units are identical to the units sold in the IPO except that placement units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the placement warrants) (i) may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of Columbus Circle II SPAC’s initial Business Combination, (ii) will be entitled to certain registration rights, (iii) with respect to the placement warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules, and (iv) will not have redemption rights in the trust account of Columbus Circle II SPAC. Subject to certain limited exceptions, the placement units (including the underlying placement warrants and Class A ordinary shares and the Class A ordinary shares issuable upon exercise of the placement warrants) will not be transferable, assignable, or salable until 30 days after the completion of Columbus Circle II SPAC’s initial Business Combination.

The $2,650 invested by Columbus Circle II Sponsor in consideration for the above-described 265,000 placement units of Columbus Circle II SPAC was raised from third party investors. As the managing member of Columbus Circle II Sponsor, the Operating LLC consolidates Columbus Circle II Sponsor and treats Columbus Circle II Sponsor’s investment in Columbus Circle II SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

A total of $230,000 of the net proceeds from the private placement and the IPO was placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a Business Combination is not consummated), none of the funds held in the trust account will be released until the earliest of (i) the completion of Columbus Circle II SPAC’s initial Business Combination, (ii) the redemption of Columbus Circle II SPAC’s public Class A ordinary shares if Columbus Circle II SPAC is unable to complete its initial Business Combination within 24 months from the completion of the IPO, and (iii) the redemption of Columbus Circle II SPAC’s public Class A ordinary shares properly submitted in connection with a shareholder vote to amend the SPAC Articles to (A) modify the substance or timing of Columbus Circle II SPAC’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of Columbus Circle II SPAC’s public shares if Columbus Circle II SPAC has not consummated an initial Business Combination within 24 months from the completion of the IPO, or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. If Columbus Circle II SPAC does not complete a Business Combination, the placement units will expire worthless.

Columbus Circle II Sponsor loaned to Columbus Circle II SPAC approximately $485 to cover IPO expenses, which was repaid in full at the closing of the IPO. Columbus Circle II Sponsor and its affiliates, including the Operating LLC, may commit to loan Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if Columbus Circle II SPAC consummates a Business Combination in the required time frame, the loans will be repaid from the funds held in Columbus Circle II SPAC’s trust account. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A ordinary shares and 50,000 private placement warrants exercisable at $11.50 per share. If Columbus Circle II SPAC does not consummate a Business Combination in the required time frame, no funds from Columbus Circle II SPAC’s trust account can be used to repay the loans.

In connection with the IPO, Columbus Circle II Sponsor has agreed to indemnify Columbus Circle II SPAC for all claims by third parties for services rendered or products sold to Columbus Circle II SPAC, or a prospective target business with which Columbus Circle II SPAC has entered into a written letter of intent, confidentiality, or other similar agreement or business combination agreement (except for Columbus Circle II SPAC’s independent registered public accounting firm), to the extent such claims reduce the amount of funds in Columbus Circle II SPAC’s trust account to below the lesser of (i) $10.00 per share of Class A ordinary shares, and (ii) the actual amount per share of Class A ordinary shares held in Columbus Circle II SPAC’s trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of Columbus Circle II SPAC’s trust assets, in each case net of taxes, provided that such liability will not apply to any claims (A) by a third party or prospective target business who executed a waiver of any and all rights to the monies held in Columbus Circle II SPAC’s trust account or (B) under Columbus Circle II SPAC’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

On June 26, 2026, Columbus Circle II SPAC entered into a definitive business combination agreement (as it may be amended, supplemented, or otherwise modified from time to time in accordance with its terms, the "Business Combination Agreement") with IPGX Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Columbus Circle II SPAC (the "Merger Sub"), and Elroy Air, Inc., a Delaware corporation and a leading U.S.-based technology developer of autonomous heavy-cargo drones for defense, rapid response, and commercial logistics ("Elroy Air"). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into Elroy Air, with Elroy Air continuing as the surviving corporation (the "Merger" and, together with the other transactions contemplated by the Business Combination Agreement, the "Business Combination").  In connection with the execution of the Business Combination Agreement, Columbus Circle II Sponsor has partnered with Inflection Point Asset Management LLC ("IPAM"), which has significant experience with negotiating and consummating de-SPAC transactions and which made the introduction to Elroy Air. In connection with this partnership, on August 26, 2026, Columbus Circle II SPAC was renamed "Inflection Point Acquisition Corp. VII" and will, subject to obtaining the required shareholder approvals and at least one business day prior to the date of the closing of the Business Combination (the "Closing"), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, Inflection Point Acquisition Corp. VII will change its name to Elroy Air, Inc. As of the date of this Quarterly Report, the Business Combination has not yet closed. The Business Combination Agreement and the transactions it contemplates have been approved by the boards of directors of both Columbus Circle II SPAC and Elroy Air. The parties currently expect the Business Combination to close in the fourth quarter of 2026, subject to receipt of the required approval by Columbus Circle II SPAC's shareholders and the fulfillment of other customary closing conditions.

Columbus Circle II Sponsor held an aggregate of 7,666,667 founder shares in Columbus Circle II SPAC. Certain non-controlling interests in Columbus Circle II Sponsor, including executives and key employees of the Operating LLC as well as IPAM, either directly or indirectly, have an interest in Columbus Circle II SPAC's founder shares through membership interests in Columbus Circle II Sponsor. The number of founder shares attributable to these holders will not be finally determined until the closing of the Business Combination. Approximately 667,000 founder shares are currently allocated to the Operating LLC, but this number is also subject to final determination at the Closing.

As part of the Business Combination arrangements, CCM agreed to forfeit its 360,000 placement units.

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

On June 23, 2025, Columbus Circle SPAC entered into a definitive business combination agreement with ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), ProCap Financial, Inc., a Delaware corporation (“ProCap Financial”), Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc., d/b/a Professional Capital Management, a Delaware corporation (the "Business Combination Agreement"). Pursuant to the transactions contemplated by the Business Combination Agreement (the “Business Combination”), Columbus Circle SPAC and ProCap BTC would merge into SPAC Merger Sub and Company Merger Sub, respectively, and become wholly-owned subsidiaries of ProCap Financial, and ProCap Financial would become a publicly traded company. Proceeds from the Business Combination, if any, after satisfaction of redemption payments to Columbus Circle SPAC’s public shareholders and transaction expenses, were expected to be used by ProCap Financial to purchase bitcoin, in connection with ProCap Financial’s business plans and strategies.

On December 5, 2025, the transactions contemplated by the Business Combination were consummated (the “Closing”). Upon the Closing, Columbus Circle SPAC and ProCap BTC merged into SPAC Merger Sub and Company Merger Sub, respectively, and became wholly-owned subsidiaries of ProCap Financial. ProCap Financial became the go-forward company following the Closing. ProCap Financials’ common stock and warrants commenced trading on the Nasdaq Global Market on December 8, 2025 under the symbols “BRR” and “BRRWW,” respectively.  Effective September 22, 2026, ProCap Financial, Inc. changed its corporate name to Silvia, Inc and its common stock and warrants now trade under the ticker symbols "SVIA" and "SVIAWW."

From May 19, 2025 until December 5, 2025, the Company consolidated the sponsor of Columbus Circle SPAC, which treated its investment in Columbus Circle SPAC under the equity method of accounting.  The sponsor distributed all of its assets and ceased operations in December 2025.

As of September 30, 2026, the Company held 2,151,666 shares of SVIA, which were allocated to the Company by the sponsor of Columbus Circle SPAC.  As of September 30, 2026, the Company carried these shares at a value of $8,338 as a component of other investments, at fair value in the Company's consolidated balance sheet.  The SVIA shares are subject to certain transfer restrictions, which restrictions will lapse and the SVIA shares will no longer be subject to these transfer restrictions upon the earliest to occur of the following: (i) the second anniversary of the Closing, (ii) if the closing price of Silvia Inc.'s  common stock equals or exceeds $10.21 per share (subject to customary adjustments) for any 20 trading days within any consecutive 30-trading day period, and (iii) if the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period equals or exceeds $140 during any five-day period. Any further change in value of these shares until final liquidation will be recorded as principal transactions gain or loss in the Company's consolidated statement of operations.  For the three and nine-month period ended September 30, 2026, the Company recorded gains of $5,024 and $742, respectively, related to these shares.

In addition, the Company served as underwriter and advisor to Columbus Circle SPAC.  As partial consideration for these services, the Company received 392,000 shares of SVIA and 196,000 warrants.  As of September 30, 2026, the Company held 292,000 shares and 196,000 warrants. These shares and warrants were carried at a value of $1,210 as a component of other investments, at fair value in the Company's consolidated balance sheet.  For the three and nine-month period ended September 30, 2026, the Company recorded gains of $951 and $77, respectively, related to these shares and warrants.

JKD Amended and Restated Senior Promissory Note (the "2026 Note")

On August 31, 2026, the Operating LLC entered into an Amended and Restated Senior Promissory Note (the “2026 Note”) with JKD Capital Partners I Ltd ("JKD Investor").  JKD Investor is owned by Jack J. DiMaio, the vice chairman of the board of directors, and his spouse. The 2026 Note amends and restates in its entirety the Senior Promissory Note dated September 1, 2024 (the "2024 Note"), which was issued in the original principal amount of $5,146 pursuant to the Redemption Agreement dated September 23, 2024. The 2026 Note has an aggregate principal amount of $5,000, consisting of $2,625 of unpaid principal and interest outstanding under the 2024 Note plus $2,375 of additional principal funded by JKD Investor on August 31, 2026. The 2026 Note bears interest at 10% per annum, payable quarterly in cash beginning November 30, 2026, and matures on August 31, 2027. The 2026 Note may not be prepaid prior to January 31, 2027; thereafter, it may be prepaid without penalty or premium on 31 days’ prior written notice.

5. INVESTMENT BANKING AND NEW ISSUE AND NET TRADING

INVESTMENT BANKING AND NEW ISSUE

(Dollars in Thousands)

	Three Months Ended September 30, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$16,177	$5,551	$21,728
CCM - Advisory and other new issue	8,314	250	8,564
Other - Origination	-	-	-
Total	$24,491	$5,801	30,292
Gains / (losses) on CCM financial instruments received as non-cash consideration			(17,578)
Investment banking and new issue			$12,714

	Nine Months Ended September 30, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$43,416	$16,275	$59,691
CCM - Advisory and other new issue	24,201	14,736	38,937
Other - Origination	193	-	193
Total	$67,810	$31,011	98,821
Gains / (losses) on CCM financial instruments received as non-cash consideration			13,663
Investment banking and new issue			$112,484

	Three Months Ended September 30, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$13,068	$1,033	$14,101
CCM - Advisory and other new issue	33,577	180,329	213,906
Total	$46,645	$181,362	228,007
Gains / (losses) on CCM financial instruments received as non-cash consideration			(159,400)
Investment banking and new issue			$68,607

	Nine Months Ended September 30, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$26,400	$7,110	$33,510
CCM - Advisory and other new issue	59,570	205,578	265,148
Total	$85,970	$212,688	298,658
Gains / (losses) on CCM financial instruments received as non-cash consideration			(165,754)
Investment banking and new issue			$132,904

As of September 30, 2026, the Company had $48,287 included as a component of other investments, at fair value, representing the remaining carrying amount of the financial instruments received as non-cash investment banking and new issue revenue. In terms of the remaining exposure to the Company from monetization of these amounts, this would represent the gross potential loss the Company could incur if these assets were liquidated for $0.  As of September 30, 2026, the Company has also accrued $28,646 in compensation to employees related to these amounts. The amount finally due to the employees is based on the final monetized amount (see note 13). The amount of compensation accrued presumes these investments are monetized for their carrying amount.  Accordingly, if the $48,287 of other investments, at fair value were liquidated for $0, the net loss to the Company would be $19,641.

Net trading consisted of the following in the periods presented.

NET TRADING

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gains (losses) - trading inventory	$6,213	$7,662	$21,838	$15,611
Net unrealized gains (losses) - trading inventory	(1,106)	533	(3,387)	2,840
Net gains and losses	5,107	8,195	18,451	18,451

Interest income- trading inventory	1,581	1,529	4,534	4,921
Interest income-reverse repos	5,552	9,495	14,562	29,740
Interest income	7,133	11,024	19,096	34,661

Interest expense-repos	(5,525)	(8,855)	(14,683)	(27,678)
Interest expense-margin payable	(380)	(746)	(716)	(2,276)
Interest expense	(5,905)	(9,601)	(15,399)	(29,954)

Other trading revenue	6,173	3,942	17,448	10,370

Net trading	$12,508	$13,560	$39,596	$33,528

Trading inventory includes investments classified as investments-trading as well as trading securities sold, not yet purchased.  See note 7.  For discussion of margin payable, see note 6.  Other trading revenue includes revenue earned from the Company's agency repo business (see note 10).

6. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

Amounts receivable from brokers, dealers, and clearing agencies consisted of the following.

RECEIVABLES FROM BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Deposits with clearing agencies	$250	$250
Unsettled regular way trades, net	4,398	3,281
Receivables from clearing agencies	54,146	42,663
Receivables from brokers, dealers, and clearing agencies	$58,794	$46,194

Amounts payable to brokers, dealers, and clearing agencies consisted of the following.

PAYABLES TO BROKERS, DEALERS, AND CLEARING AGENCIES

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Margin payable	$48,025	$4
Payable to clearing agencies	15	-
Payables to brokers, dealers, and clearing agencies	$48,040	$4

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

7. FINANCIAL INSTRUMENTS

Investments—Trading

Investments-trading consisted of the following.

INVESTMENTS - TRADING

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Corporate bonds and redeemable preferred stock	$25,695	$18,449
Derivatives	31,072	4,651
Equity securities	11,297	10,424
Municipal bonds	-	3,813
RMBS	3	3
SBA loans	41,794	43,090
U.S. government agency MBS and CMOs	61,249	42,471
U.S. government agency debt securities	16,666	17,675
Investments-trading	$187,776	$140,576

Substantially all of the Company's investments-trading other than SBA loans serve as collateral for the Company's margin loan payable.  See note 6.  The SBA loans serve as collateral for the Company's repurchase obligations.  See note 10.

Trading Securities Sold, Not Yet Purchased

Trading securities sold, not yet purchased consisted of the following.

TRADING SECURITIES SOLD, NOT YET PURCHASED

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Corporate bonds and redeemable preferred stock	$790	$8,107
Derivatives	31,006	4,245
Equity securities	2,926	463
U.S. government agency debt securities	46	-
U.S. Treasury securities	46,891	23,802
Trading securities sold, not yet purchased	$81,659	$36,617

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

OTHER INVESTMENTS, AT FAIR VALUE

(Dollars in Thousands)

Company Name	Ticker	September 30, 2026	December 31, 2025
CCM:
Air Water Ventures Limited	WATR	$213	$-
Avax One Technology Ltd.	AVX	-	1,363
Bakkt, Inc.	BKKT	976	-
Critical Metals Corp. (private warrants)	NA	1,623	1,506
General Fusion Group LTD	GFUZW	1,563	-
GOWell Energy Technology	GOW	588	-
IQM Quantum Computers Oyj	IQMXW	2,124	-
Nakamoto Inc.	NAKA	-	1,802
Namib Minerals	NAMM	197	2,779
SVRN, Inc.	SVRN	-	2,930
ONE Nuclear Energy Inc.	ONEN	310	-
Pasqal Holding SA	PSQLW	2,808	-
Silvia, Inc.	SVIA	1,210	1,521
USBC, Inc.	USBC	-	2,482
Placement units/warrants, pre-M&A	NA	36,536	18,492
Other equity instruments	NA	139	1,332
Subtotal CCM		48,287	34,207

Non-CCM:
Payoneer Global Inc.	PAYO	2,002	1,553
Silvia, Inc.	SVIA	8,338	7,595
Other equity instruments	NA	924	1,417
CK Capital Fund	NA	1,356	1,171
CREO JV	NA	7,370	8,940
U.S. Insurance JV	NA	1,460	2,375
Subtotal Non-CCM		21,450	23,051

Total Other Investments, at Fair Value		$69,737	$57,258

Placement units / warrants represent the fair value of units or warrants in pre- business combination SPACs, received by CCM for investment banking services.  As of September 30, 2026, they represented units / warrants in 44 different SPACs, 14 of which have signed business combination agreements, with the remainder still searching for operating company acquisition or merger targets.  As of December 31, 2025, they represented units / warrants in 33 different SPACs, 6 of which had signed business combination agreements, with the remainder still searching for operating company acquisition or merger targets.

A total of $3,697 and $2,439 of the amounts shown as other investments, at fair value above served as collateral for the Company's margin loan payable as of  September 30, 2026 and December 31, 2025, respectively.  See note 6.

Other Investments Sold, Not Yet Purchased, at Fair Value

Other investments sold, not yet purchased, at fair value consisted of the following.

OTHER INVESTMENTS SOLD, NOT YET PURCHASED, AT FAIR VALUE

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Equity derivatives	$87	$-
Other investments sold, not yet purchased, at fair value	$87	$-

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

The Company recognized net gains (losses) of ($12,906) and ($160,174) related to changes in fair value of investments that were included as a component of other investments, at fair value during the three months ended September 30, 2026 and 2025, respectively. The Company recognized net gains (losses) of $12,687 and ($167,503) related to changes in fair value of investments that were included as a component of other investments, at fair value during the nine months ended September 30, 2026 and 2025, respectively.

The Company recognized net gains (losses) of $173 and $134 related to changes in fair value of investments that were included as a component of other investments, sold, not yet purchased, during the three months ended September 30, 2026 and 2025, respectively. The Company recognized net gains (losses) of $1,156 and $936 related to changes in fair value of investments that were included as a component of other investments, sold, not yet purchased, during the nine months ended September 30, 2026 and 2025, respectively.

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

Level 1            Financial assets and liabilities with values that are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

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

The following tables present information about the Company’s assets and liabilities measured at fair value as of September 30, 2026 and December 31, 2025, and indicate the valuation hierarchy of the valuation techniques utilized by the Company to determine such fair value.

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS
September 30, 2026

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$25,695	$-	$25,695	$-
Derivatives	31,072	-	31,072	-
Equity securities	11,297	11,251	46	-
RMBS	3	-	3	-
SBA loans	41,794	-	41,794	-
U.S. government agency MBS and CMOs	61,249	-	61,249	-
U.S. government agency debt securities	16,666	-	16,666	-
Total investments - trading	$187,776	$11,251	$176,525	$-

Other investments, at fair value:
CCM:
Air Water Ventures Limited	$213	$213	$-	$-
Bakkt, Inc.	976	976	-	-
Critical Metals Corp. (private warrants)	1,623	-	1,623	-
General Fusion Group LTD	1,563	1,563	-	-
GOWell Energy Technology	588	588	-	-
IQM Quantum Computers Oyj	2,124	2,124	-	-
Namib Minerals	197	-	197	-
ONE Nuclear Energy Inc.	310	310	-	-
Pasqal Holdings SA	2,808	2,808	-	-
Silvia, Inc.	1,210	1,210	-	-
Placement units/warrants, pre-M&A	36,536	-	36,536	-
Other equity instruments	139	135	4	-
Subtotal CCM	48,287	9,927	38,360	-

Non-CCM:
Payoneer Global Inc.	2,002	-	2,002	-
Silvia, Inc.	8,338	8,338	-	-
Other equity instruments	924	456	468	-
Subtotal	11,264	$8,794	$2,470	$-
Investments measured at NAV (1)	10,186
Subtotal Non-CCM	21,450

Total Other Investments, at Fair Value	$69,737

Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$790	$-	$790	$-
Derivatives	31,006	-	31,006	-
Equity securities	2,926	2,926	-	-
U.S. government agency debt securities	46	-	46	-
U.S. Treasury securities	46,891	46,891	-	-
Total trading securities sold, not yet purchased	$81,659	$49,817	$31,842	$-

Other investments, sold not yet purchased:
Equity derivatives	$87	$-	$87	$-
Total other investments sold, not yet purchased	$87	$-	$87	$-

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

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

December 31, 2025

(Dollars in Thousands)

			Significant	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
Assets	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investments-trading:
Corporate bonds and redeemable preferred stock	$18,449	$-	$18,449	$-
Derivatives	4,651	-	4,651	-
Equity securities	10,424	10,369	55	-
Municipal bonds	3,813	-	3,813	-
RMBS	3	-	3	-
SBA loans	43,090	-	43,090	-
U.S. government agency MBS and CMOs	42,471	-	42,471	-
U.S. government agency debt securities	17,675	-	17,675	-
Total investments - trading	$140,576	$10,369	$130,207	$-

Other investments, at fair value:
CCM:
Avax One Technology Ltd.	$1,363	$1,363	$-	$-
Critical Metals Corp. (private warrants)	1,506	-	1,506	-
Nakamoto Inc.	1,802	1,802	-	-
Namib Minerals	2,779	-	2,779	-
SVRN, Inc.	2,930	2,930	-	-
Silvia, Inc.	1,521	1,521	-	-
USBC, Inc.	2,482	2,482	-	-
Placement units/warrants, pre-M&A -	18,492	-	18,492	-
Other equity instruments	1,332	1,255	77	-
Subtotal CCM	34,207	11,353	22,854	-

Non-CCM:
Payoneer Global Inc.	1,553	-	1,553	-
Silvia, Inc.	7,595	7,595	-	-
Other equity instruments	1,417	882	535	-
Subtotal	10,565	$8,477	$2,088	$-
Investments measured at NAV (1)	12,486
Subtotal Non-CCM	23,051

Total Other Investments, at Fair Value	$57,258

Liabilities
Trading securities sold, not yet purchased:
Corporate bonds and redeemable preferred stock	$8,107	$-	$8,107	$-
Derivatives	4,245	-	4,245	-
Equity securities	463	463	-	-
U.S. Treasury securities	23,802	23,802	-	-
Total trading securities sold, not yet purchased	$36,617	$24,265	$12,352	$-

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

Equity Securities:   The fair value of equity securities in publicly traded companies (common or preferred shares, options, warrants, and other equity investments) that are traded on a recognized liquid exchange is determined using the closing price of the security as of the reporting date. These securities are classified within level 1 of the valuation hierarchy.  Some of these equity securities are subject to contractual restrictions on resale, such as lock-up arrangements, which expire on a specified date or earlier upon the occurrence of specified events, for example, the trading price of the security exceeding a specified threshold. A contractual restriction on sale is not considered in measuring fair value. For these securities, the Company uses the unadjusted closing price of the same security as of the reporting date and classifies the fair value within level 1.

In other cases, the restriction is a term of the security or of the arrangement under which it was issued and does not lapse on a fixed date, for example, shares that may be sold only if the trading price of the security exceeds a specified threshold or a subsequent business combination is completed. For these securities, the restriction is considered in determining fair value, and the Company determines fair value using a valuation model (for example, a Monte Carlo simulation). Those valuations are classified within level 2 if the significant inputs to the model are observable and within level 3 otherwise.

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

Investments in Certain Entities that Calculate NAV Per Share (or its Equivalent)

The following table presents additional information about investments in certain entities that calculate NAV per share (regardless of whether the “practical expedient” provisions of FASB ASC 820 have been applied), which were measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

	Fair Value September 30, 2026	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value

CK Capital Value Fund (a)	$1,356	N/A	N/A	N/A
CREO JV (b)	7,370	$8,741	N/A	N/A
U.S. Insurance JV (c)	1,460	N/A	N/A	N/A
	$10,186

	Fair Value December 31, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Other investments, at fair value

CK Capital Value Fund (a)	$1,171	N/A	N/A	N/A
CREO JV (b)	8,940	$7,268	N/A	N/A
U.S. Insurance JV (c)	2,375	N/A	N/A	N/A
	$12,486

N/A	Not Applicable
(a)	CK Capital Value Fund invests primarily in office buildings in the Netherlands.
(b)	CREO JV invests primarily in multi-family commercial real estate mortgage-backed loans.
(c)	U.S. Insurance JV invests in USD denominated debt issued by small and medium size insurance and reinsurance companies.

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

The Company carries TBAs and other forward agency MBS contracts at fair value and includes them as a component of investments-trading or trading securities sold, not yet purchased in the Company’s consolidated balance sheets. At September 30, 2026, the Company had open TBAs and other forward MBS purchase agreements in the notional amount of $1,218,500 and open TBAs and other forward MBS sale agreements in the notional amount of $1,236,400. At December 31, 2025, the Company had open TBAs and other forward agency MBS purchase agreements in the notional amount of $1,179,500 and open TBAs and other forward agency MBS sale agreements in the notional amount of $1,197,975.

Other Extended Settlement Trades

When the Company buys or sells a financial instrument that will not be settled in the regular timeframe, the Company will account for that purchase or sale on the settlement date rather than the trade date.  In those cases, the Company accounts for the transaction between trade date and settlement date as either a forward purchase commitment or a forward sale commitment, which are both considered derivatives.  The Company will record an unrealized gain or unrealized loss on the derivative for the difference between the fair value of the underlying financial instrument as of the reporting date and the agreed upon transaction price. As of  September 30, 2026 and December 31, 2025, the Company had no open forward purchase agreements or sales agreements.

Foreign Currency Forward Contracts

The Company invests in foreign currency denominated investments that expose it to fluctuations in foreign currency rates, and, therefore, the Company may, from time to time, hedge such exposure by using foreign currency forward contracts.  The Company carries foreign currency forward contracts at fair value and includes them as a component of other investments, at fair value in the Company’s consolidated balance sheets.  As of September 30, 2026 and December 31, 2025, the Company had no outstanding foreign currency forward contracts.

The following table presents the Company’s derivative financial instruments and the amount and location of the fair value (unrealized gain / (loss)) recognized in the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

DERIVATIVE FINANCIAL INSTRUMENTS-BALANCE SHEET INFORMATION

(Dollars in Thousands)

Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Balance Sheet Classification	September 30, 2026	December 31, 2025
TBAs and other forward agency MBS	Investments-trading	$31,072	$4,651
TBAs and other forward agency MBS	Trading securities sold, not yet purchased	(31,006)	(4,245)
Equity derivatives - CCM pre M&A	Other investments, at fair value	36,536	18,492
Equity derivatives - other CCM and Non CCM	Other investments, at fair value	8,171	1,505
Equity derivatives	Other investments sold, not yet purchased, at fair value	(87)	-
		$44,686	$20,403

The following tables present the Company’s derivative financial instruments, and the amount and location of the net gain (loss) recognized in the consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS-STATEMENT OF OPERATIONS INFORMATION

(Dollars in Thousands)

		Three Months Ended September 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2026	2025
TBAs and other forward agency MBS	Revenue-net trading	$2,441	$806
Equity derivatives	Investment banking and new issue	(15,966)	-
Equity derivatives	Principal transactions and other income (loss)	(8)	135
		$(13,533)	$941

		Nine Months Ended September 30,
Derivative Financial Instruments Not Designated as Hedging Instruments Under FASB ASC 815	Income Statement Classification	2026	2025
TBAs and other forward agency MBS	Revenue-net trading	$4,901	$2,163
Equity derivatives	Investment banking and new issue	15,794	-
Equity derivatives	Principal transactions and other income (loss)	(25)	135
		$20,670	$2,298

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

Agency Repo: Similar to the on balance sheet repo, the Company first executes a reverse repo with the borrower and a matching repo (with the same collateral and maturity date) with the lender. However, in this case, all three parties (the borrower, the lender, and the Company) simultaneously enter into an assignment agreement. The effect of this assignment is to remove the Company as principal to the reverse repo and repo, and have the lender and borrower directly face each other in a repo trade. The Company receives a fee for its role in arranging the financing. These transactions are referred to by the Company as agency gestation repo trades.

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

Repo Information

As of  September 30, 2026 and December 31, 2025, the Company held reverse repos of $561,696 and $357,408, respectively, and the fair value of collateral received under reverse repos was $555,606 and $360,586, respectively.

As of  September 30, 2026 and December 31, 2025, the Company held repos of $603,527 and $400,391, respectively, and the fair value of securities and cash pledged as collateral under repos was $601,890 and $407,075, respectively. These amounts include collateral for reverse repos that were re-pledged as collateral for repos.

Concentration

In the gestation repo business, the demand for borrowed funds is generated by the reverse repo counterparty and the supply of funds is provided by the repo counterparty.

The gestation repo business has been and continues to be concentrated with respect to reverse repurchase counterparties.  The Company has repo and reverse repos with a limited number of reverse repo counterparties.  As of September 30, 2026 and December 31, 2025, the Company’s gestation reverse repos shown in the tables below represented balances from 2 and 2 counterparties, respectively. The Company also has a limited number of repo counterparties in the gestation repo business.  However, this is primarily a function of the limited number of reverse repo agreement counterparties with whom the Company conducts this business rather than a reflection of a limited supply of funds.  Therefore, the Company considers the gestation repo business to be concentrated on the demand side.

The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $6,626 and $4,969 for the three months ended September 30, 2026 and 2025, respectively. The total net revenue earned by the Company on its gestation repo business (net interest margin and fee revenue) was $18,649  and $13,606 for the nine months ended September 30, 2026 and 2025, respectively.

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

SECURED BORROWINGS

(Dollars in Thousands)

September 30, 2026

	Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$560,848	$-	$-	$560,848
SBA loans	42,679	-	-	-	42,679
Total Repurchase Agreements	$42,679	$560,848	$-	$-	$603,527

	Reverse Repurchase Agreements
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
Collateral Type:	Continuous	30 days	days	90 days	Total
MBS (gestation repo)	$-	$561,696	$-	$-	$561,696
Total Reverse Repurchase Agreements	$-	$561,696	$-	$-	$561,696

The weighted average interest rate of the repurchase agreements outstanding as of September 30, 2026 was 4.60%.  The weighted average interest rate of the reverse repurchase agreements outstanding as of September 30, 2026 was 5.04%.

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

The following table summarizes the activity and earnings in the Company’s investments that are accounted for under the equity method.

INVESTMENTS IN EQUITY METHOD AFFILIATES

(Dollars in Thousands)

	Dutch Real Estate Entities	Columbus Circle II SPAC	Columbus Circle III SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2026	$5,739	$-	$-	$922	$6,661
Investments / advances	2,744	3,666	3,756	-	10,166
Distributions / repayments	-	-	-	-	-
Reclasses to (from)	-	-	-	(1,352)	(1,352)
Earnings / (loss) recognized	(809)	(3,666)	(796)	455	(4,816)
September 30, 2026	$7,674	$-	$2,960	$25	$10,659

	Dutch Real Estate Entities	Columbus Circle SPAC	SPAC Sponsor Entities and Other	Total
January 1, 2025	$5,105	$-	$18,325	$23,430
Investments / advances	-	3,467	-	3,467
Distributions / repayments	-	-	(1,587)	(1,587)
Reclasses to (from)	-	-	(1,886)	(1,886)
Earnings / (loss) recognized	634	(3,467)	(13,930)	(16,763)
December 31, 2025	$5,739	$-	$922	$6,661

Dutch Real Estate Entities include: (i) Amersfoort Office Investment I Cooperatief U. A. (“AOI”), a company based in the Netherlands that invests in real estate, and (ii) CK Capital Partners B.V. (“CK Capital”), a company based in the Netherlands that manages investments in real estate.  See note 23.

The investments in Columbus Circle II SPAC and Columbus Circle III SPAC represent the Company's total investment in Columbus Circle II SPAC and Columbus Circle III SPAC, which includes the non-controlling investment of the related sponsor.

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

As of  September 30, 2026, all of the leases to which the Company was a party were operating leases.  The weighted average remaining term of the leases was 7.6 years.  The weighted average discount rate for the leases was 6.07%.

Maturities of operating lease liability payments consisted of the following.

FUTURE MATURITY OF LEASE LIABILITIES

(Dollars in Thousands)

September 30, 2026
2026 - remaining	$745
2027	3,013
2028	2,926
2029	2,531
2030	2,098
Thereafter	8,517
Total	19,830
Less imputed interest	(4,076)
Lease obligation	$15,754

During the nine months ended September 30, 2026 and 2025, total cash payments of $2,212 and $1,525, respectively, were recorded as a reduction in the operating lease obligation.  No cash payments were made to acquire right of use assets.

For the three months ended  September 30, 2026 and 2025, rent expense, net of sublease income of $23 and $23, respectively, was $703 and $687, respectively. For the nine months ended  September 30, 2026 and 2025, rent expense, net of sublease income of $69 and $69, respectively, was $2,101 and $2,001, respectively.

In July 2026, the Company entered into a new office lease agreement for Cohen Securities' operations in Houston, Texas. It is anticipated that this lease will commence in January 2027. The cash flows and related lease liability pertaining to the new lease agreement are not included in the table and amounts presented above.

13. OTHER RECEIVABLES, OTHER ASSETS, ACCOUNTS PAYABLE AND OTHER LIABILITIES, AND ACCRUED COMPENSATION

Other receivables consisted of the following.

OTHER RECEIVABLES

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Investment banking and new issue receivable	$2,564	$3,625
Allowance for credit losses	(1,000)	(1,000)
Investment banking and new issue, net	1,564	2,625
Asset management receivable	4,617	3,619
Accrued interest and dividend receivable	1,116	977
Cash collateral due from counterparties	7,077	-
Revenue share receivable	364	-
Agency repo income receivable	868	853
Miscellaneous other receivables	160	822
Other receivables	$15,766	$8,896

Investment banking and new issue receivable represents amounts owed to Cohen Securities from various counterparties for services rendered.  Investment banking and new issue revenue is recognized when the Company’s performance obligations have been satisfied, and collectability is reasonably assured.  However, in certain cases, collectability becomes doubtful at a later date.  At each reporting period, the Company assesses the collectability of its investment banking and new issue receivables. Each receivable is unique and does not share similar characteristics to be pooled so they are evaluated on an individual basis. The Company records an allowance when, in management’s judgment, one is necessary for credit losses. The provision for credit losses is included as a component of professional fees and other operating expenses in the statement of operations. It is the Company's policy to fully write off the receivable and related allowance when it has abandoned collection efforts.  For the three and nine months ended September 30, 2026, no additional provision was recorded, and no receivable was written off.

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

Other assets consisted of the following.

OTHER ASSETS

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Deferred costs	$148	$297
Prepaid expenses	3,410	2,116
Prepaid income taxes	248	-
Deposits	741	704
Furniture, equipment, and leasehold improvements, net	2,492	2,505
Intangible assets	166	166
Other assets	$7,205	$5,788

Deferred costs include costs incurred pending reimbursement from a third party upon closing of a transaction (included herein are $65 of deferred financing costs). Prepaid expenses represent amounts paid for services that are being amortized over their expected period of use and benefit.  They are all routine and short-term in nature.  Prepaid income taxes represent income tax payments made to taxing authorities in excess of the Company's current income tax liability. Deposits are amounts held by landlords or other parties that will be returned or offset upon satisfaction of a lease or other contractual arrangement.  See note 16 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the Company’s furniture, equipment, and leasehold improvements.  Intangible assets represent the carrying value of the Cohen Securities broker-dealer license.

Accounts payable and other liabilities consisted of the following.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Accounts payable	$371	$704
Accrued income tax	-	1,248
Accrued interest payable	369	535
Accrued interest on securities sold, not yet purchased	311	222
Payroll taxes payable	2,308	4,733
Accrued dividends and distributions	3,454	6,695
Accrued expense and other liabilities	2,028	3,807
Accounts payable and other liabilities	$8,841	$17,944

Accrued compensation consisted of the following.

ACCRUED COMPENSATION

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Non-cash incentive compensation payable	$28,646	$18,467
Executive deferred compensation	8,191	7,680
Other compensation	58,394	66,542
Accrued compensation	$95,231	$92,689

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

CARRYING VALUE OF CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$-	$6
Receivables from brokers, dealers, and clearing agencies	137	-
Other investments, at fair value	160	142
Investment in equity method affiliates	2,050	896
Non-controlling interest	(2,044)	(434)
Investment in consolidated VIEs	$303	$610

The maximum potential loss the Company could incur related to the consolidated VIEs is the investment in consolidated VIEs shown in the table above.

The Company’s Principal Investing Portfolio

Included in other investments, at fair value and investment in equity method affiliates in the consolidated balance sheets are investments in several VIEs.  In each case, the Company determined it was not the primary beneficiary.  The maximum potential financial statement loss the Company would incur if the VIEs were to default on all their obligations would be the loss of the carrying value of these investments as well as any future investments the Company were to make.  As of  September 30, 2026 and December 31, 2025, there were $8,741 and $7,268, respectively, of unfunded commitments to VIEs in which the Company had invested.  There was no amount of working capital commitments as of September 30, 2026 and December 31, 2025. Other than its investment in these entities, the Company did not provide financial support to these VIEs during the three and nine months ended September 30, 2026 and 2025 and had no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2026 and December 31, 2025.  See the table below.

For each investment management contract entered into by the Company, the Company assesses whether the entity being managed is a VIE and if the Company is the primary beneficiary.  Certain of the Investment Vehicles managed by the Company are VIEs.  Under the current guidance of ASU 2015-02, the Company has concluded that its asset management contracts are not variable interests.  Currently, the Company has no other interests in the entities it manages that are considered variable interests and are considered significant.  Therefore, the Company is not the primary beneficiary of any VIEs that it manages.

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

The following table presents the carrying amount of the assets in the Company’s consolidated balance sheets related to the Company’s variable interests in identified VIEs with the exception of (i) the two trust VIEs that hold the Company’s junior subordinated notes (see note 15) and (ii) any security that represents an interest in a VIE that is included in investments-trading or securities sold, not yet purchased in the Company’s consolidated balance sheets. The table below shows the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at September 30, 2026 and December 31, 2025.

CARRYING VALUE OF VARIABLE INTERESTS IN NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
Other investments, at fair value	$10,186	$12,486
Investments in equity method affiliates	25	27
Maximum exposure	$10,211	$12,513

15. DEBT

The Company had the following debt outstanding.

DETAIL OF DEBT

(Dollars in Thousands)

	As of September 30, 2026	As of December 31, 2025	Interest Rate Terms	Interest (2)	Maturity
Description
10.00 % senior note (the "2026 Note")	$5,000	$-	Fixed	10.00%	August 2027
12.00% senior note (the "2024 Note")	-	2,573	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	-	4,500	Fixed	12.00%	January 2026
	5,000	7,073
Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.10%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.49%	March 2035
Less unamortized discount	(21,676)	(22,303)
	26,449	25,822

Byline Credit Facility	-	-	Variable	NA	June 2028
Total	$31,449	$32,895

(1)

The junior subordinated notes represent debt the Company owes to the two trusts noted above. The total par amount owed by the Company to the trusts is $49,614.  However, the Company owns the common stock of the trusts in a total par amount of $1,489.  The Company pays interest (and at maturity, principal) to the trusts on the entire $49,614 junior subordinated notes outstanding. However, the Company receives back from the trusts the pro rata share of interest and principal on the common stock held by the Company.  These trusts are VIEs and the Company does not consolidate them even though the Company holds the common stock.  The Company carries the common stock on its balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2026 on a combined basis was 19.28% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

2024 Note / 2026 Note

On September 1, 2024, the Operating LLC issued to JKD Investor the 2024 Note, which evidenced the Operating LLC’s obligation to repay to JKD Investor the original principal amount of $5,146. Pursuant to the 2024 Note, the unpaid principal amount and all accrued but unpaid interest thereunder was due and payable as follows: (i) $2,573 of the principal amount was due and payable on August 31, 2025 and (ii) $2,573 was due and payable on August 31, 2026.  The 2024 Note could, with at least 31 days’ prior written notice from the Operating LLC to the holder thereof, be prepaid in whole or in part at any time following January 31, 2025, without the prior written consent of the holder and without penalty or premium. On June 30, 2025, the Company prepaid the $2,573 of the principal amount otherwise due under the 2024 Note on August 31, 2025.

On August 31, 2026, the Operating LLC and JKD Investor amended and restated the 2024 Note in its entirety (as so amended and restated, the “2026 Note”). The 2026 Note has aggregate principal amount of $5,000, which represents (i) $2,625 of unpaid principal and accrued interest outstanding under the 2024 Note and (ii) additional principal of $2,375 paid by JKD Investor to the Operating LLC on August 31, 2026. The unpaid principal amount and all accrued but unpaid interest under the 2026 Note is due and payable on August 31, 2027. The 2026 Note may not be prepaid, in whole or in part, prior to January 31, 2027. Thereafter, and until maturity, it may be prepaid in whole or in part, with at least 31 days’ prior written notice from the Operating LLC to the holder, without the prior written consent of the holder and without penalty or premium.

The 2026 Note accrues interest on the unpaid principal amount from August 31, 2026 until maturity at a rate equal to 10% per year. Interest on the 2026 Note is payable in cash quarterly on each November 30, February 28, May 31, and August 31, commencing on November 30, 2026. Under the 2026 Note, upon the occurrence or existence of any “Event of Default” thereunder, the outstanding principal amount is (or in certain instances, at the option of the holder thereof, may be) immediately accelerated. Further, upon the occurrence of any “Event of Default” under the 2026 Note and for so long as such Event of Default continues, all principal, interest, and other amounts payable under the 2026 Note will bear interest at a rate equal to 11% per year.

The 2026 Note and the payment of all principal, interest, and any other amounts payable thereunder are senior obligations of the Operating LLC and will be senior to any Indebtedness (as defined in the 2026 Note) of the Operating LLC outstanding as of and incurred following September 1, 2024. Pursuant to the 2026 Note, following August 31, 2026, the Operating LLC may not incur any Indebtedness that is a senior obligation to the 2026 Note.

2020 Note

On January 5, 2024, the Operating LLC and JKD Investor entered into an amendment to the 2020 Note, pursuant to which the 2020 Note was amended to (a) extend (i) the maturity date thereof from January 31, 2024 to January 31, 2026, (ii) the date following which the 2020 Note may be redeemed by JKD Investor from January 31, 2023 to January 31, 2025, and (iii) the date following which the 2020 Note may be prepaid by the Operating LLC from January 31, 2023 to January 31, 2025; and (b) increase the interest rate payable under the 2020 Note from 10% per annum to 12% per annum effective as of January 31, 2024.  On January 31, 2026, the Company paid all accrued interest and principal due and payable under the 2020 Note, and the 2020 Note was cancelled.

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

Byline Credit Facility

On October 28, 2020, the Company entered into an unsecured line of credit with Byline Bank, as lender, and Cohen Securities, as borrower (the "Byline Credit Facility"). From October 28, 2020 to June 2026, the Company and Byline Bank entered into several amendments that changed the terms of the Byline Credit Facility such as: (i) interest rate, (ii) total line of credit, (iii) financial covenants, and (iv) maturity dates. During that period, the Company complied with all financial covenants and all payment terms of the Byline Credit Facility and there were no defaults or events of default thereunder during the period.

Effective as of September 30, 2026, the Byline Credit Facility consisted of a single $15,000 unsecured line of credit under which Cohen Securities is the borrower, guaranteed by the Company, the Operating LLC, Cohen Securities Holdings, and Cohen Securities.  Effective as of June 18, 2026, the Operating LLC and Byline Bank entered into the Fourth Amendment to the Third Amended and Restated Loan Agreement. Pursuant to the amendment, the Byline Credit Facility was amended to (i) update certain definitions to reflect the name changes to Cohen & Company Securities, LLC (formerly J.V.B. Financial Group, LLC) and its parent to Cohen & Company Securities Holdings, L.P. (formerly J.V.B. Financial Group Holdings, L.P.), (ii) provide that a failure to maintain excess net capital of at least $30,000 will constitute an event of default unless the amount is restored within two business days, (iii) extend both the maturity date and the final date on which loans may be made under the Byline Credit Facility from June 18, 2026 to June 18, 2028, and (iv) increase, effective   March 31, 2027, the minimum tangible net worth to be maintained by the Operating LLC from $70,000 to $80,000.

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

The Company is subject to the following financial covenants in the Byline Credit Facility. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all of the following financial covenants.

1. Cohen Securities' tangible net worth as defined must exceed $70,000 (which amount will be increased to $80,000 effective March 31, 2027);

2. Cohen Securities' excess net capital as defined in Rule 15c3-1 of the Exchange Act must exceed $30,000; and

3. The total amount drawn on the facility must not exceed 25% of Cohen Securities' tangible net worth as defined.

As of  September 30, 2026 and December 31, 2025, no amounts were outstanding under the Byline Credit Facility.

Interest Expense, net

INTEREST EXPENSE

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Junior subordinated notes	$1,219	$1,217	$3,579	$3,547
2020/2024/2026 Notes	94	214	291	788
Byline Credit Facility	42	41	131	81
Total interest expense, net	$1,355	$1,472	$4,001	$4,416

16. EQUITY

Stockholders’ Equity

Common Equity: The following table reflects the activity in the nine months ended September 30, 2026, related to the number of shares of unrestricted Common Stock that the Company had issued.

Common Stock
Shares
December 31, 2025	1,750,055
Issuance of shares	325,739
Vesting of shares	135,896
Redemption of convertible non-controlling interest units	600,000
Shares withheld for employee taxes and retired	(34,141)
September 30, 2026	2,777,549

Series E Voting Non-Convertible Preferred Stock: Each share of the Company’s Series E Voting Non-Convertible Preferred Stock (“Series E Preferred Stock”) has no economic rights but entitles the holders thereof to vote the Series E Preferred Stock on all matters presented to the Company’s stockholders.  For every ten shares of Series E Preferred Stock, the holders are entitled to one vote on any such matter.  Daniel G. Cohen, the Company’s executive chairman, is the sole holder of all 4,983,557 shares of Series E Preferred Stock issued and outstanding as of September 30, 2026. For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Series F Voting Non-Convertible Preferred Stock:  On December 23, 2019, the Company’s board of directors adopted a resolution that reclassified 25,000,000 authorized but unissued shares of Preferred Stock, par value $0.001 per share, of the Company as a series of Preferred Stock designated as Series F Voting Non-Convertible Preferred Stock (“Series F Preferred Stock”).  Pursuant to the Securities Purchase Agreement, dated December 30, 2019, by and among the Company, the Operating LLC, Daniel G. Cohen, and the DGC Trust, the Company issued 12,549,273 shares of Series F Preferred Stock to Daniel G. Cohen and 9,880,268 shares of Series F Preferred Stock to the DGC Trust. The Series F Preferred Stock has substantially the same rights as the Series E Preferred Stock.  The holders of the Series F Preferred Stock are not entitled to receive any dividends or distributions (whether in cash, stock, or property of the Company).  The holders of Series F Preferred Stock and Common Stock are required to vote together as a single class on all matters with respect to which a vote of the stockholders of the Company is required or permitted.  Each outstanding share of Series F Preferred Stock entitles the holder to one vote for every ten shares of Series F Preferred Stock on each matter submitted to the holders for their vote.  As of  September 30, 2026, there were 22,429,541 shares of Series F Preferred Stock issued and outstanding.  For a more detailed description of these shares see note 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Dividends

On each of March 6, 2026, May 1, 2026, and August 3, 2026, the Company's board of directors declared a quarterly cash dividend of $0.25 per share on its Common Stock. The dividends were paid on April 3, 2026, June 2, 2026, and September 2, 2026, respectively, to stockholders of record on March 20, 2026, May 18, 2026, and August 19, 2026, respectively.  On March 6, 2026, the Company also declared a special dividend of $0.70 per share on its Common Stock, payable on April 3, 2026 to shareholders of record as of March 20, 2026.

During the nine months ended September 30, 2026, Cohen & Company Inc. received and surrendered units of the Operating LLC. The following table displays the number of units received (net of surrenders) by Cohen & Company Inc.

Nine Months Ended
September 30, 2026
Issuance of shares	3,257,390
Redemption of convertible non-controlling interest units	6,000,000
Net issuance as equity-based compensation	1,017,550
Total	10,274,940

The Company recognized a net increase in additional paid in capital of $7,323, and a net decrease in AOCI of $122, with an offsetting decrease in non-controlling interest of $7,201 in connection with the acquisition and surrender of additional units of the Operating LLC during the nine months ended September 30, 2026. The following schedule presents the effects of changes in Cohen & Company Inc.’s ownership interest in the Operating LLC on the equity attributable to Cohen & Company Inc. for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Net income attributable to Cohen & Company Inc.	$11,766	$6,330
Increase in Cohen & Company Inc. paid in capital for the acquisition / (surrender) of additional units in consolidated subsidiary, net	7,323	512
Changes from net income attributable to Cohen & Company Inc. and transfers (to) from the non-controlling interest	$19,089	$6,842

Equity Distribution Agreement

On February 20, 2026, the Company entered into an Equity Distribution Agreement with Northland Securities, Inc. (trade name Northland Capital Markets) (“Northland”) and Cohen Securities, as sales agents (Cohen Securities and Northland, together, the “Sales Agents”), relating to the issuance and sale from time to time by the Company (the “ATM Program”), through the Sales Agents, of shares of the Company’s Common Stock having an aggregate offering price of up to $75,000 (the “Shares”). Sales of the Shares, if any, under the Equity Distribution Agreement will be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, as agreed with the Sales Agents. The amount of Shares the Company may sell under the ATM Program is also limited by SEC rules applicable to issuers with a public float of less than $75,000, which limit the amount the Company may sell in any 12-month period to one-third of its public float, measured as provided in the SEC rules. As of September 30, 2026, the Company could sell up to an additional $9,069 of Shares under this limitation. The amount available may change as the Company’s public float changes and as it makes sales under the ATM Program

The Equity Distribution Agreement includes customary representations, warranties, and covenants by the Company and customary obligations of the parties and termination provisions. The Company has agreed to indemnify the Sales Agents against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the Sales Agents may be required to make with respect to any of those liabilities. The Company will pay each Sales Agent a commission of 2.5% of the gross offering proceeds of the Shares sold through such Sales Agent pursuant to the Equity Distribution Agreement.

The offering of the Company’s Common Stock pursuant to the Equity Distribution Agreement will terminate upon the sale of all of the Shares pursuant to the Equity Distribution Agreement, unless sooner terminated in accordance with the terms and conditions of the Equity Distribution Agreement.

During the three and nine months ended September 30, 2026, the Company sold 137,716 and 325,739 shares of Common Stock, respectively, in the open market pursuant to the Equity Distribution Agreement for a total net sale price of $1,526 and $3,913, respectively.

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

ROLLFORWARD OF NON-CONTROLLING INTERESTS

(Dollars in Thousands)

	Operating LLC	Columbus Circle II SPAC	Columbus Circle IlI SPAC	Other Consolidated Subsidiaries	Total
December 31, 2025	$51,568	$-	$-	$438	$52,006
Non-controlling interest share of income (loss)	9,294	(2,666)	(625)	(109)	5,894
Other comprehensive (loss)	(82)	-	-	-	(82)
Acquisition / (surrender) of additional units of consolidated subsidiary	(7,201)	-	-	-	(7,201)
Equity-based compensation	2,865	-	-	-	2,865
Shares withheld for employee taxes	(443)	-	-	-	(443)
Distributions to convertible non-controlling interest of Cohen & Company Inc.	(8,128)	-	-	-	(8,128)
Redemption of convertible non-controlling interest units	(1,883)	-	-	-	(1,883)
Non-convertible non-controlling interest contributions	-	2,666	2,667	-	5,333
Non-convertible non-controlling interest distributions	-	-	-	(323)	(323)
September 30, 2026	$45,990	$-	$2,042	$6	$48,038

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

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2026, Cohen & Company Inc. owned 36.8% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this, the related tax expense is recognized in these consolidated financial statements.  The remaining 63.2% that is allocated to the non-controlling members of the Operating LLC is subject to taxation on such members' tax returns.

2. The Operating LLC itself consolidates certain pass-through entities.  Therefore, the income/(loss) of these entities is included in the Company's consolidated results but no tax expense/(benefit) related to the unowned portion is included.

3. There are state, local, and foreign taxes to which the Operating LLC or its subsidiaries are subject to, which are included in the effective tax rate.

4. The Company also has valuation allowances applied against its carryforward NOL and NCL deferred tax assets as well as its tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgment and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

The following table presents the components on the Company's consolidated provision for income tax for the periods presented.

	For the Nine Months Ended September 30,
	2026	2025
Current	$228	$724
Deferred	(6,533)	919
Total	$(6,305)	$1,643

Q3 2026 Valuation Allowance Adjustment

During the three months ended September 30, 2026, management updated its expectations of the Company's future taxable income, based on the Company's operating results for 2025 and the first nine months of 2026, and its outlook for future periods. As a result of this change, management concluded that it is more likely than not that a greater portion of the Company's deferred tax assets, principally its net operating loss carryforwards, will be realized, and the related valuation allowances were reduced. This resulted in an income tax benefit of $6,397, which was recognized in income tax expense (benefit) in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026.

18. NET CAPITAL REQUIREMENTS

Cohen Securities is subject to the net capital provision of Rule 15c3-1 under the Exchange Act, which requires the maintenance of minimum net capital, as defined therein.  As of September 30, 2026, Cohen Securities' minimum required net capital was $250, and actual net capital was $31,486, which exceeded the minimum requirements by $31,236.  CCFESA, a subsidiary of the Company, is regulated by the ACPR in France. CCFESA is subject to certain regulatory capital requirements in accordance with Articles L.533-2 et seq. of the French Financial and Monetary Code, implementing the new framework set out in the Investment Firm Regulation ("IFR") and the Investment Firm Directive ("IFD").  As of  September 30, 2026, the total minimum required net liquid capital was $691 and actual net liquid capital in CCFESA was $3,278, which exceeded the minimum requirement by $2,587.

19. EARNINGS / (LOSS) PER COMMON SHARE

The following table presents a reconciliation of basic and diluted earnings / (loss) per common share for the periods indicated.

EARNINGS / (LOSS) PER COMMON SHARE

(Dollars in Thousands, except share or per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income / (loss) attributable to Cohen & Company Inc.	$6,700	$4,593	$11,766	$6,330
Add: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc. (1)	212	11,049	9,294	15,192
Add / (deduct): Adjustment (2)	(6,142)	(107)	(11,868)	(98)
Net income / (loss) on a fully converted basis	$770	$15,535	$9,192	$21,424

Weighted average common shares outstanding - Basic	2,691,065	1,740,855	2,258,523	1,728,557
Unrestricted LLC Units exchangeable into Cohen & Company Inc. shares (1)	3,594,086	4,128,423	3,883,493	4,121,098
Restricted units or shares	106,956	162,447	105,730	82,978
Weighted average common shares outstanding - Diluted (3)	6,392,107	6,031,725	6,247,746	5,932,633

Net income / (loss) per common share - Basic	$2.49	$2.64	$5.21	$3.66

Net income / (loss) per common share - Diluted	$0.12	$2.58	$1.47	$3.61

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

The Company presents gains and losses that relate to financial instruments received through CCM's activities as part of the Capital Markets segment in investment banking and new issue revenue, with all other gains and losses included in the Principal Investing segment in principal transactions revenue.  The CODM evaluates the performance of the Capital Markets segment including the gains and losses on the financial instruments received through CCM's activities.

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

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2026

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$112,484	$-	$-	$112,484	$-	$112,484
Net trading	39,596	-	-	39,596	-	39,596
Asset management	-	5,937	-	5,937	-	5,937
Principal transactions	-	-	215	215	-	215
Other income	-	1,032	566	1,598	-	1,598
Total revenues	152,080	6,969	781	159,830	-	159,830
Compensation and benefits	95,715	4,855	79	100,649	9,986	110,635
Business development	2,461	163	-	2,624	705	3,329
Occupancy and equipment	2,569	170	-	2,739	911	3,650
Subscriptions, clearing, and execution	10,904	246	-	11,150	175	11,325
Professional fee and other operating	5,189	1,578	50	6,817	3,269	10,086
Depreciation and amortization	-	4	-	4	629	633
Total operating expenses	116,838	7,016	129	123,983	15,675	139,658
Operating income (loss)	35,242	(47)	652	35,847	(15,675)	20,172
Interest expense	(131)	-	-	(131)	(3,870)	(4,001)
Income (loss) from equity method affiliates	(1,161)	-	(3,655)	(4,816)	-	(4,816)
Income (loss) before income taxes	33,950	(47)	(3,003)	30,900	(19,545)	11,355
Income tax expense (benefit)	-	233	-	233	(6,538)	(6,305)
Net income (loss)	33,950	(280)	(3,003)	30,667	(13,007)	17,660
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(3,400)	(3,400)	-	(3,400)
Enterprise net income (loss)	33,950	(280)	397	34,067	(13,007)	21,060
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	9,294	9,294
Net income (loss) attributable to Cohen & Company Inc.	$33,950	$(280)	$397	$34,067	$(22,301)	$11,766

Other statement of operations data
Compensation and benefits as a percentage of revenue	62.94%	69.67%	10.12%	62.97%	N/A	69.22%
Operating income / (loss) as a percentage of revenue	23.17%	(0.67)%	83.48%	22.43%	N/A	12.62%
Net income / (loss) as a percentage of revenue	22.32%	(4.02)%	(384.51)%	19.19%	N/A	11.05%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	22.32%	(4.02)%	50.83%	21.31%	N/A	7.36%

SEGMENT INFORMATION

Statement of Operations Information

Nine Months Ended September 30, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$132,904	$-	$-	$132,904	$-	$132,904
Net trading	33,528	-	-	33,528	-	33,528
Asset management	-	6,136	-	6,136	-	6,136
Principal transactions	-	-	(774)	(774)	-	(774)
Other income	-	1,609	(579)	1,030	-	1,030
Total revenues	166,432	7,745	(1,353)	172,824	-	172,824
Compensation and benefits	102,496	4,237	433	107,166	12,507	119,673
Business development	1,553	156	1	1,710	937	2,647
Occupancy and equipment	2,137	168	-	2,305	906	3,211
Subscriptions, clearing, and execution	6,847	257	30	7,134	143	7,277
Professional fee and other operating	6,365	1,030	275	7,670	2,457	10,127
Depreciation and amortization	-	5	-	5	522	527
Total operating expenses	119,398	5,853	739	125,990	17,472	143,462
Operating income / (loss)	47,034	1,892	(2,092)	46,834	(17,472)	29,362
Interest expense	(82)	-	-	(82)	(4,334)	(4,416)
Gain on sale of management contracts	-	2,734	-	2,734	-	2,734
Income (loss) from equity method affiliates	(681)	-	(11,001)	(11,682)	-	(11,682)
Income (loss) before income taxes	46,271	4,626	(13,093)	37,804	(21,806)	15,998
Income tax expense (benefit)	-	-	-	-	1,643	1,643
Net income (loss)	46,271	4,626	(13,093)	37,804	(23,449)	14,355
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(7,167)	(7,167)	-	(7,167)
Enterprise net income (loss)	46,271	4,626	(5,926)	44,971	(23,449)	21,522
Less: Net income (loss) attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	15,192	15,192
Net income (loss) attributable to Cohen & Company Inc.	$46,271	$4,626	$(5,926)	$44,971	$(38,641)	$6,330

Other statement of operations data
Compensation and benefits as a percentage of revenue	61.58%	54.71%	(32.00)%	62.01%	N/A	69.25%
Operating income / (loss) as a percentage of revenue	28.26%	24.43%	(154.62)%	27.10%	N/A	16.99%
Net income / (loss) as a percentage of revenue	27.80%	59.73%	(967.70)%	21.87%	N/A	8.31%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	27.80%	59.73%	(437.99)%	26.02%	N/A	3.66%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2026

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$12,714	$-	$-	$12,714	$-	$12,714
Net trading	12,508	-	-	12,508	-	12,508
Asset management	-	1,681	-	1,681	-	1,681
Principal transactions	-	-	4,856	4,856	-	4,856
Other income	-	380	302	682	-	682
Total revenues	25,222	2,061	5,158	32,441	-	32,441
Compensation and benefits	17,257	1,467	19	18,743	2,400	21,143
Business development	608	20	-	628	81	709
Occupancy and equipment	943	56	-	999	297	1,296
Subscriptions, clearing, and execution	3,674	71	-	3,745	55	3,800
Professional fee and other operating	1,275	507	1	1,783	867	2,650
Depreciation and amortization	-	1	-	1	212	213
Total operating expenses	23,757	2,122	20	25,899	3,912	29,811
Operating income (loss)	1,465	(61)	5,138	6,542	(3,912)	2,630
Interest expense	(43)	-	-	(43)	(1,312)	(1,355)
Income (loss) from equity method affiliates	(171)	-	(1,081)	(1,252)	1	(1,251)
Income (loss) before income taxes	1,251	(61)	4,057	5,247	(5,223)	24
Income tax expense (benefit)	-	(24)	-	(24)	(6,240)	(6,264)
Net income (loss)	1,251	(37)	4,057	5,271	1,017	6,288
Less: Net (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(624)	(624)	-	(624)
Enterprise net income (loss)	1,251	(37)	4,681	5,895	1,017	6,912
Less: Net income attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	212	212
Net income (loss) attributable to Cohen & Company Inc.	$1,251	$(37)	$4,681	$5,895	$805	$6,700

Other statement of operations data
Compensation and benefits as a percentage of revenue	68.42%	71.18%	0.37%	57.78%	N/A	65.17%
Operating income / (loss) as a percentage of revenue	5.81%	(2.96)%	99.61%	20.17%	N/A	8.11%
Net income / (loss) as a percentage of revenue	4.96%	(1.80)%	78.65%	16.25%	N/A	19.38%
Net income / (loss) attributable to Cohen & Company Inc. as a percentage of revenue	4.96%	(1.80)%	90.75%	18.17%	N/A	20.65%

SEGMENT INFORMATION

Statement of Operations Information

Three Months Ended September 30, 2025

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Investment banking and new issue	$68,607	$-	$-	$68,607	$-	$68,607
Net trading	13,560	-	-	13,560	-	13,560
Asset management	-	1,948	-	1,948	-	1,948
Principal transactions	-	-	(628)	(628)	-	(628)
Other income	2	588	136	726	-	726
Total revenues	82,169	2,536	(492)	84,213	-	84,213
Compensation and benefits	46,970	1,429	72	48,471	5,213	53,684
Business development	503	41	-	544	325	869
Occupancy and equipment	776	62	-	838	334	1,172
Subscriptions, clearing, and execution	2,643	89	-	2,732	39	2,771
Professional fee and other operating	2,577	442	14	3,033	741	3,774
Depreciation and amortization	-	2	-	2	181	183
Total operating expenses	53,469	2,065	86	55,620	6,833	62,453
Operating income / (loss)	28,700	471	(578)	28,593	(6,833)	21,760
Interest expense	(41)	-	-	(41)	(1,431)	(1,472)
Gain on sale of management contracts	-	1,897	-	1,897	-	1,897
Income (loss) from equity method affiliates	(200)	-	(12,463)	(12,663)	-	(12,663)
Income (loss) before income taxes	28,459	2,368	(13,041)	17,786	(8,264)	9,522
Income tax expense (benefit)	-	-	-	-	733	733
Net income (loss)	28,459	2,368	(13,041)	17,786	(8,997)	8,789
Less: Net income (loss) attributable to the non-convertible non-controlling interest of the Operating LLC	-	-	(6,853)	(6,853)	-	(6,853)
Enterprise net income (loss)	28,459	2,368	(6,188)	24,639	(8,997)	15,642
Less: Net income attributable to the convertible non-controlling interest of Cohen & Company Inc.	-	-	-	-	11,049	11,049
Net income (loss) attributable to Cohen & Company Inc.	$28,459	$2,368	$(6,188)	$24,639	$(20,046)	$4,593

Other statement of operations data
Compensation and benefits as a percentage of revenue	57.16%	56.35%	(14.63%)	57.56%	N/A	63.75%
Operating income as a percentage of revenue	34.93%	18.57%	(117.48%)	33.95%	N/A	25.84%
Net income as a percentage of revenue	34.63%	93.38%	(2,650.61%)	21.12%	N/A	10.44%
Net income attributable to Cohen & Company Inc. as a percentage of revenue	34.63%	93.38%	(1,257.72%)	29.26%	N/A	5.45%

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

BALANCE SHEET DATA

As of September 30, 2026

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$901,691	$9,701	$29,769	$941,161	$65,722	$1,006,883

Included within total assets:
Investments in equity method affiliates	$912	$-	$9,747	$10,659	$-	$10,659
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

BALANCE SHEET DATA

December 31, 2025

(Dollars in Thousands)

	Capital	Asset	Principal	Segment	Unallocated
	Markets	Management	Investing	Total	(1)	Total
Total Assets	$591,923	$11,408	$27,093	$630,424	$70,161	$700,585

Included within total assets:
Investments in equity method affiliates	$-	$-	$6,661	$6,661	$-	$6,661
Goodwill (2)	$54	$55	$-	$109	$-	$109
Intangible assets (2)	$166	$-	$-	$166	$-	$166

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

GEOGRAPHIC DATA

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenues:
United States	$30,994	$82,802	$154,546	$168,746
Europe	1,447	1,411	5,284	4,078
Total	$32,441	$84,213	$159,830	$172,824

Long-lived assets attributable to an individual country, other than the United States, are not material. The Capital Markets segment has earned non-cash investment banking and new issue revenue of $5,801 and $181,362 for the three months ended September 30, 2026 and 2025, respectively.  The Capital Markets segment has earned non-cash investment banking and new issue revenue of $31,011 and $212,688 for the nine months ended September 30, 2026 and 2025, respectively.

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

Interest paid by the Company on its debt was  $3,454 and  $4,192 for the  nine months ended September 30, 2026 and 2025, respectively.

The Company paid income taxes of  $1,646 and $210 for the nine months ended September 30, 2026 and 2025, respectively. The Company received no income tax refunds for the nine months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received LLC Units.  The Company recognized a net increase in additional paid-in capital of $7,323, a net decrease in AOCI of $122, and a decrease in non-controlling interest of $7,201. See notes 16 and 17.

●	The Company recorded a decrease in equity method affiliates of $1,352 and an increase in other investments, at fair value of $1,352 resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease in cash flow from operations for non-cash investment banking and new issue revenue of $31,011. Of this amount, $28,938 resulted in an increase in other investments, at fair value and $2,073 resulted in an increase in investments in equity method affiliates.
●	The Company exchanged $2,625 of the 2024 Note principal and accrued interest for the 2026 Note.
●	The Company recorded dividends and distributions payable of $1,943 on unvested restricted shares and units that had not been paid as of September 30, 2026.
●	The Company recorded a decrease of $323 in other investments, at fair value and a decrease of $323 in non-controlling interests resulting from an in-kind distribution to the non-convertible non-controlling interest.

For the nine months ended September 30, 2025, the Company had the following significant non-cash transactions that are not reflected on the statement of cash flows:

●

The Company net received LLC Units.  The Company recognized a net increase in additional paid-in capital of $512, a net decrease in AOCI of $13, and a decrease in non-controlling interest of $499.  See note 16.

●	The Company recorded a decrease in investments in equity method affiliates of $1,885 and an increase in other investments, at fair value of $1,885, resulting from an in-kind distribution from equity method affiliates.
●	The Company recorded a decrease of $505 in other investments, at fair value and a decrease of $505 in other investments sold, not yet purchased due to the payment of shares to a former SPAC sponsor entity.
●	The Company recorded a decrease of $392 in other investments, at fair value resulting from an in-kind distribution to the non-convertible non-controlling interest.
●	The Company recorded a decrease in cash flow from operations for non-cash investment banking and new issue revenue of $212,688. Of this amount, $211,896 resulted in an increase in other investments, at fair value and $792 resulted in an increase in investments in equity method affiliates.
●	The Company recorded a decrease in other receivables of $19, a decrease in due from broker of $1,120, a decrease in other investments, at fair value of $1,299, a decrease of other investments sold, not yet purchased, at fair value of $344, and a decrease in non-controlling interest of $1,691 resulting from the sale of the Company's interest in Vellar GP.

23. RELATED PARTY TRANSACTIONS

Certain terms in this footnote are defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The Company has identified the following related party transactions for the nine months ended September 30, 2026 and 2025. The transactions are listed by the related party and, unless otherwise noted in the text of the description, the amounts are disclosed in the tables at the end of this section.

A. JKD Investor

The JKD Investor is an entity owned by Jack J. DiMaio, the vice chairman of the board of directors and vice chairman of the Operating LLC’s board of managers, and his spouse.

Effective September 1, 2024, JKD Investor and the Operating LLC entered into the Redemption Agreement, which terminated the JKD Investment Agreement in its entirety and resulted in the full redemption of the redeemable financial instrument. Pursuant to the Redemption Agreement, the Company issued to JKD Investor the 2024 Note in the principal amount of $5,146. The Company elected to prepay $2,573 of the principal amount of the 2024 Note that was due on August 31, 2025, on June 30, 2025. On August 31, 2026, the Operating LLC and the JKD Investor amended and restated the 2024 Note in its entirety (as so amended and restated, the “2026 Note”). The 2026 Note is in the aggregate principal amount of $5,000, which represents (i) $2,625 of unpaid principal and accrued interest outstanding under the 2024 Note and (ii) additional principal of $2,375 paid by the JKD Investor to the Operating LLC on August 31, 2026. The interest incurred on the 2024 Note and the 2026 Note is disclosed in the table below. See notes 4 and 15.

On January 31, 2020, JKD Investor purchased $2,250 of the 2020 Note. On January 31, 2022, the Operating LLC and JKD Investor entered into a purchase agreement, pursuant to which, among other things, on such date, (i) JKD Investor paid to the Operating LLC an additional $2,250 and (ii) in consideration for such funds, the Operating LLC issued to JKD Investor the 2020 Note in the aggregate principal amount of $4,500. See note 15. The Company incurred interest expense on this debt, which is disclosed in the table below.  On January 31, 2026, the Company paid all interest accrued and principal due and payable under the 2020 Note and the 2020 Note was cancelled. See note 4.

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

On March 20, 2026, the Company entered into a loan agreement with BZC Family B.V., a holding company registered in Amsterdam, the Netherlands.  BZC Family B.V. is affiliated with Betsy Cohen, the mother of Daniel G. Cohen, the Company's executive chairman. Subject to the loan agreement, BZC Family B.V. loaned $2,809 to the Company. The loan proceeds were to be used to for a capital call relating to an AOI property. On June 19, 2026, the loan agreement was amended to reduce the amount of the loan to $2,744. The loan bears no interest and was to be repaid on September 20, 2026.   The loan agreement has been extended several times and currently matures on November 30, 2026. See note 24.

In July 2025, the Company invested $1,156 in the CK Capital Value Fund Cooperatief U.A., a fund affiliated with CK Capital. This investment is included in other investments, at fair value in the consolidated balance sheets as of September 30, 2026.  The objective of the fund is to realize capital growth and rental income by investing in, actively managing, and adding value to office buildings in the Netherlands, and any ancillary properties and assets.

U.S. Insurance JV

U.S. Insurance JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a management contract with the U.S. Insurance JV.  Income earned or loss incurred on the investment is included as part of principal transactions and other income in the table below.  Revenue earned on the management contract is included as part of asset management and is shown in the table below.  As of September 30, 2026, the Company owned 1.66% of the equity of the U.S. Insurance JV.

CREO JV

CREO JV is considered a related party because it is an equity method investment of the Company. The Company has an investment in and a servicing contract with CREO JV.  Income earned, or loss incurred, on the investment is included as part of principal transactions and other income in the table below.  Servicing revenue earned is included in the table as a component of asset management.  As of  September 30, 2026, the Company owned 7.5% of the equity of CREO JV.

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

Columbus Circle III SPAC

Columbus Circle III SPAC is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of Columbus Circle III Sponsor, the sponsor of Columbus Circle III SPAC. The Operating LLC consolidates Columbus Circle III Sponsor and treats Columbus Circle III Sponsor's investment in Columbus Circle III SPAC as an equity method investment.  As of September 30, 2026, the Company owned 26.5% of Columbus Circle III SPAC. Income earned or loss incurred on this equity method investment is included in the table below.  The Operating LLC entered into an administrative services agreement with Columbus Circle III SPAC.  Revenue earned by the Company from this agreement is included as part of principal transactions and other income in the table below. The Company also loaned to Columbus Circle III SPAC approximately $330 to cover expenses relating to Columbus Circle III SPAC's IPO, which was repaid in full at the closing of Columbus Circle III SPAC's IPO. Columbus Circle III Sponsor and its affiliates, including the Operating LLC, may commit to loaning Columbus Circle III SPAC up to an additional $1,500 to cover operating and acquisition related expenses following Columbus Circle III SPAC's IPO. CCM acted as the lead underwriter in Columbus Circle III SPAC's IPO and received $1,082 in 2026 for these investment banking services, which is included in the table below. See note 4.

Columbus Circle II SPAC

Columbus Circle II SPAC is a related party as it is an equity method investment of the Company.  The Operating LLC is the manager of Columbus Circle II Sponsor, the sponsor of Columbus Circle II SPAC. The Operating LLC consolidates Columbus Circle II Sponsor and treats Columbus Circle II Sponsor's investment in Columbus Circle II SPAC as an equity method investment.  As of September 30, 2026, the Company owned  26.5% of Columbus Circle II SPAC. Income earned or loss incurred on this equity method investment is included in the table below.  The Operating LLC entered into an administrative services agreement with Columbus Circle II SPAC.  Revenue earned by the Company from this agreement is included as part of principal transactions and other income in the table below. The Company also loaned to Columbus Circle II SPAC approximately $485 to cover expenses relating to Columbus Circle II SPAC's IPO, which was repaid in full at the closing of Columbus Circle II SPAC's IPO. Columbus Circle II Sponsor and its affiliates, including the Operating LLC, committed to loaning Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following Columbus Circle II SPAC's IPO. CCM acted as the lead underwriter in Columbus Circle II SPAC's IPO and received $991 in 2026 for these investment banking services, which is included in the table below.  However, this underwriting fee was forfeited in connection with Columbus Circle II SPAC's proposed merger. The loss from the forfeiture is included income (loss) from equity method affiliates in the table below. See note 4.

Columbus Circle SPAC

From  May 19, 2025 until December 5, 2025, the Operating LLC consolidated the sponsor of Columbus Circle SPAC and treated its investment in Columbus Circle SPAC as an equity method investment. Prior to December 5, 2025, the Company owned 26.4% of the equity in Columbus Circle SPAC. Income earned, or loss incurred, on equity method investments is included in the table below.  The Company entered into an administrative services agreement with Columbus Circle SPAC.  Revenue earned by the Company from this agreement is included as part of principal transactions and other income in the table below. The Company loaned to Columbus Circle SPAC approximately $350 to cover IPO expenses, which was repaid in full at the closing of the IPO. The Company committed to loan Columbus Circle SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans would bear no interest and, if Columbus Circle SPAC consummated a business combination in the required time frame, the loans were to be repaid from the funds held in the trust account. If Columbus Circle SPAC did not consummate a business combination in the required time frame, no funds from the trust account could be used to repay the loans and any outstanding loans would likely be written off. The Company did not make any loans to Columbus Circle SPAC under this commitment. On December 5, 2025, Columbus Circle SPAC completed its business combination.  See note 4.

FTAC Emerald

FTAC Emerald Acquisition Corp. ("FTAC Emerald") was a SPAC.  The sponsor of FTAC Emerald ("FTAC Emerald Sponsor") is a related party as it was an equity method investment of the Company.  On December 20, 2021, the Operating LLC entered into a letter agreement with FTAC Emerald Sponsor whereby the Operating LLC would provide personnel to serve as the chief financial officer as well as other accounting and administrative services to FTAC Emerald Sponsor for a period not longer than 24 months.  As consideration for these services, the Operating LLC received an allocation of 35,000 founders shares of FTAC Emerald stock.  In February 2025, FTAC Emerald merged with Fold Holdings, Inc. (NASDAQ:FLD) and the 35,000 founders shares were reduced to an allocation of 19,775 restricted shares, which were distributed to the Company in June 2025.

BTC Development Corp.

BTC Development Corp. is a related party because Betsy Cohen, the mother of Daniel G. Cohen, is a member of the board of directors of BTC Development Corp. Cohen Securities was the lead underwriter in BTC Development Corp.'s IPO. Cohen Securities provided investment banking services to BTC Development Corp. and received cash and non-cash consideration. The cash fees and any realized or unrealized gains and losses on the non-cash consideration received are recorded in investment banking and new issue revenue in the table below.

Crane Harbor Acquisition Corp. I / Crane Harbor Acquisition Corp. II

Crane Harbor Acquisition Corp. I and Crane Harbor Acquisition Corp. II are related parties because Edward Cohen and Jonathan Cohen, the father and brother of Daniel G. Cohen, respectively, are members of the board of directors of both Crane Harbor Acquisition Corp. I and Crane Harbor Acquisition Corp. II. Cohen Securities provided investment banking services to both entities and received cash and non-cash consideration.  Crane Harbor I completed a business combination March 26, 2026.  Subsequent to this date, Crane Harbor Acquisition Corp. I is no longer a related party.  The fees and any realized or unrealized gains and losses on these securities are recorded in investment banking and new issue revenue in the table below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment banking and new issue
BTC Development Corp.	$92	$-	$361	$-
Columbus Circle II SPAC	-	-	991	-
Columbus Circle III SPAC	1,082	-	1,082	-
Crane Harbor Acquisition Corp. I	-	-	156	-
Crane Harbor Acquisition Corp. II	128	-	504	-
	$1,302	$-	$3,094	$-
Asset management
CREO JV	$33	$125	$187	$407
U.S. Insurance JV	177	259	564	768
	$210	$384	$751	$1,175
Principal transactions and other income
CK Capital Value Fund	$(61)	$17	$186	$17
Columbus Circle SPAC	-	30	-	45
Columbus Circle II SPAC	30	-	75	-
Columbus Circle III SPAC	30	-	30	-
CREO JV	44	(327)	(98)	(360)
U.S. Insurance JV	(130)	68	(50)	175
	$(87)	$(212)	$143	$(123)
Income (loss) from equity method affiliates
Columbus Circle SPAC	$-	$(335)	$-	$(1,642)
Columbus Circle II SPAC	-	-	(3,666)	-
Columbus Circle III SPAC	(796)	-	(796)	-
Dutch Real Estate Entities	(455)	(60)	(809)	789
Other SPAC Entities	-	(12,268)	455	(10,829)
	$(1,251)	$(12,663)	$(4,816)	$(11,682)

Operating expense (income)
Cohen Circle	$(27)	$(25)	$(79)	$(78)
	$(27)	$(25)	$(79)	$(78)
Interest expense (income)
JKD Investor	$94	$214	$291	$788
	$94	$214	$291	$788

 The following related party transactions are not included in the table above.

E.  Directors and Employees

The Company has entered into employment agreements with Daniel G. Cohen and Joseph W. Pooler, Jr., the Company's chief financial officer.  The Company has entered into its standard indemnification agreement with each of its directors and executive officers.

The Company maintains a 401(k) savings plan covering substantially all of its employees.  The Company matches 50% of employee contributions for all participants not to exceed 3% of their eligible compensation. Contributions made on behalf of the Company were $163 and $129 for the three months ended  September 30, 2026 and 2025, respectively. Contributions made on behalf of the Company were $506 and $404 for the nine months ended  September 30, 2026 and 2025, respectively.

On October 1, 2024, the Company assumed the final year obligation of a three-year corporate aircraft program arrangement from the Company's executive chairman, Daniel G. Cohen.  The contract, which allowed for an allotted number of hours of air travel on selected aircraft, expired on September 30, 2025.  The Company utilized the air travel for general business purposes and recorded the expense in business development, occupancy, equipment expense in the consolidated statement of operations.  On October 1, 2025, the Company and Cohen Circle jointly entered a three-year corporate aircraft program membership agreement, with the contract term going through September 30, 2028. The arrangement allows for an allotted number of flight hours on select aircraft. During 2025, the Company paid $699 for the first year of the contract and Cohen Circle reimbursed the Company for any flight hours used for Cohen Circle business purposes. During the three months ended September 30, 2026 and 2025, the Company recognized $0 and $234, respectively, of expense on this arrangement. During the nine months ended September 30, 2026 and 2025, the Company recognized $48 and $520, respectively, of expense on this arrangement.  During 2026, the Company paid $728 for the second year of the contract.

From time to time, the Company purchases produce from Grand Cru Farm as a benefit to its employees.  Grand Cru Farm is owned by Daniel G. Cohen.  The Company purchased $5 and $8 from Grand Cru Farm during the three months ended  September 30, 2026 and 2025, respectively. The Company purchased $10 and $23 from Grand Cru Farm during the nine months ended  September 30, 2026 and 2025, respectively.

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

DUE FROM RELATED PARTIES

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
CREO JV	$33	$123
Employee & other	1,162	1,033
U.S. Insurance JV	176	245
Due from related parties	$1,371	$1,401

DUE TO RELATED PARTIES

(Dollars in Thousands)

	September 30, 2026	December 31, 2025
BZC Family B.V.	$2,744	$-
Due to related parties	$2,744	$-

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

●

Capital Markets:  Our Capital Markets business segment consists primarily of sales, trading, underwriting, gestation repo financing, new issue placements in corporate and securitized products, and advisory services.  Our sales and trading group provides trade execution to corporate investors, institutional investors, mortgage originators, and other smaller broker-dealers. We specialize in a variety of products, including but not limited to: corporate bonds and loans, special purpose acquisition company (“SPAC”) equity, preferred equity, asset backed securities (“ABS”), mortgage-backed securities (“MBS”), residential mortgage-backed securities (“RMBS”), collateralized bond obligations (“CBOs”), collateralized mortgage obligations (“CMOs”), municipal securities, to-be-announced securities (“TBAs”) and other forward agency MBS contracts, Small Business Administration (“SBA”) loans, U.S. government bonds, U.S. government agency securities, brokered deposits and certificates of deposit (“CDs”) for small banks, and hybrid capital of financial institutions including whole loans and other structured financial instruments.  We operate our capital markets activities primarily through our subsidiaries: Cohen Securities in the United States and CCFESA in Europe.  CCM is a division of Cohen Securities.

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

As a complement to the SPAC Fund, we established and became manager of two newly formed umbrella limited liability companies (the “SPAC Series Funds”) that issued a separate series of interest for each investment portfolio, which typically consisted of investments in the sponsor entities of individual SPACs. We are not issuing any new SPAC Series Funds, and this business is winding down. Generally, when a SPAC acquires or merges with a privately held target company, the target company winds up owning a majority of the resulting outstanding equity of the SPAC so the transaction is accounted for as a reverse merger.  Private companies utilize reverse mergers with SPACs as a method of going public as an alternative to a traditional IPO.  All of our business activity related to SPACs is highly sensitive to the volume of activity in the SPAC market.  Volumes could be negatively impacted if target companies no longer see SPACs as an attractive alternative thereby reducing the number of suitable potential business combination targets.  Also, investor demand for SPACs would be negatively impacted if the stock of SPACs that successfully complete a business combination underperform the market.  If volumes of SPAC activity decline, our results of operations will likely be significantly negatively impacted.  CCM also provides SPAC underwriting and de-SPAC advisory and placement services to clients. A portion of the consideration it receives may be placement units or warrants in pre-business combination SPACs, or shares in post-SPAC business combination operating companies.

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

Recent Events

Separation of Chief Executive Officer

In November 2026, the Company’s chief executive officer resigned, effective November 10, 2026, and the Company entered into a separation agreement with him. Subject to the separation agreement becoming effective, the Company expects to recognize incremental compensation and benefits expense of approximately $4.5 million in the three months ending December 31, 2026., consisting of cash severance and equity-based compensation related to the accelerated vesting of LLC Units and LTIP Units.

Columbus Circle Capital Corp III

On July 10, 2026, Columbus Circle Capital Corp III (NASDAQ: CCCTU) (the “Columbus Circle III SPAC”), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (each a “Business Combination”), completed the sale of 23,000,000 units in its initial public offering (“IPO”), which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option.

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 3 Sponsor Corp LLC, the sponsor of Columbus Circle III SPAC (the “Columbus Circle III Sponsor”). CCM acted as the lead underwriter in the IPO.

Each unit consists of one Class A ordinary share of Columbus Circle III SPAC, par value $0.0001 per share, and one-third of one warrant; each whole warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. The units were sold in the IPO at an offering price of $10.00 per unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses).

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

Columbus Circle III Sponsor purchased an aggregate of 265,000 of Columbus Circle III SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $2,650, or $10.00 per placement unit. Additionally, CCM used its underwriting fee of $3,600 to purchase 360,000 placement units in the private placement for an aggregate of $3,600. Each placement unit consists of one Class A ordinary share and one-third of one redeemable warrant. The placement units are identical to the units sold in the IPO except that placement units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the placement warrants) (i) may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of Columbus Circle III SPAC’s initial Business Combination, (ii) will be entitled to certain registration rights, (iii) with respect to the placement warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules, and (iv) will not have redemption rights in the trust account of Columbus Circle III SPAC. Subject to certain limited exceptions, the placement units (including the underlying placement warrants and Class A ordinary shares and the Class A ordinary shares issuable upon exercise of the placement warrants) will not be transferable, assignable, or salable until 30 days after the completion of Columbus Circle III SPAC’s initial Business Combination.

Certain non-controlling interests in Columbus Circle III Sponsor, including executives and key employees of the Operating LLC, purchased membership interests in Columbus Circle III Sponsor, either directly or indirectly, and have an interest in Columbus Circle III SPAC’s founder shares through such membership interests in Columbus Circle III Sponsor. The number of Columbus Circle III SPAC’s founder shares in which such non-controlling interests in Columbus Circle III Sponsor, including such executives and key employees of the Operating LLC, have an interest in through Columbus Circle III Sponsor will not be finally and definitively determined until consummation of a Business Combination. The number of Columbus Circle III SPAC’s founder shares currently allocated to the Operating LLC is 2,282,381 million shares, but such number of founder shares will also not be finally and definitively determined until the consummation of a Business Combination.

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

Columbus Circle III Sponsor holds an aggregate of 7,666,667 founder shares in Columbus Circle III SPAC. Subject to certain limited exceptions, the founder shares will not be transferable or salable until the earlier to occur of: (i) six months after the completion of the IPO, and (ii) the date on which Columbus Circle III SPAC completes a liquidation, merger, share exchange, or other similar transaction after its initial Business Combination that results in all of Columbus Circle III SPAC’s shareholders having the right to exchange their Class A ordinary shares underlying the founder shares for cash, securities, or other property.

In connection with the IPO, Columbus Circle III Sponsor has agreed to indemnify Columbus Circle III SPAC for all claims by third parties for services rendered or products sold to Columbus Circle III SPAC, or a prospective target business with which Columbus Circle III SPAC has entered into a written letter of intent, confidentiality, or other similar agreement or business combination agreement (except for Columbus Circle III SPAC’s independent registered public accounting firm), to the extent such claims reduce the amount of funds in Columbus Circle III SPAC’s trust account to below the lesser of (i) $10.00 per share of Class A ordinary shares, and (ii) the actual amount per share of Class A ordinary shares held in Columbus Circle III SPAC’s trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of Columbus Circle III SPAC’s trust assets, in each case net of taxes, and up to $100 of dissolution expenses, provided that such liability will not apply to any claims (A) by a third party or prospective target business who executed a waiver of any and all rights to the monies held in Columbus Circle III SPAC’s trust account or (B) under Columbus Circle III SPAC’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

Columbus Circle III Sponsor loaned to Columbus Circle III SPAC approximately $330 to cover IPO expenses, which was repaid in full at the closing of the IPO. Columbus Circle III Sponsor and its affiliates, including the Operating LLC, may commit to loan Columbus Circle III SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if Columbus Circle III SPAC consummates a Business Combination in the required time frame, the loans are to be repaid from the funds held in Columbus Circle III SPAC’s trust account. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A ordinary shares and 50,000 private placement warrants exercisable at $11.50 per share. If Columbus Circle III SPAC does not consummate a Business Combination in the required time frame, no funds from Columbus Circle III SPAC’s trust account can be used to repay the loans.

In connection with the closing of the IPO, the Operating LLC and Columbus Circle III SPAC entered into an Administrative Services Agreement, dated July 8, 2026, a copy of which was filed as Exhibit 10.6 to Columbus Circle III SPAC’s Current Report on Form 8-K filed with the SEC on July 10, 2026, pursuant to which the Operating LLC and Columbus Circle III SPAC agreed that, commencing on the date that Columbus Circle III SPAC’s securities were first listed on the Nasdaq Global Market through the earlier of Columbus Circle III SPAC’s consummation of a Business Combination and its liquidation, Columbus Circle III SPAC will pay the Operating LLC $10  per month for certain office space, administrative, and shared personnel support services.

Columbus Circle Capital Corp II / Inflection Point Acquisition Corp. VII

On February 12, 2026, Columbus Circle Capital Corp II (NASDAQ: IPXG), a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination, completed the sale of 23,000,000 units in its IPO, which included 3,000,000 units issued pursuant to the underwriters’ full exercise of their over-allotment option. In August 2026, Columbus Circle Capital Corp II was renamed "Inflection Point Acquisition Corp. VII" and its ticker on the Nasdaq Global Market was changed to "IPXG" in connection with a pending Business Combination as described below. The renamed SPAC is herein referred to as "Columbus Circle II SPAC."

The Operating LLC owns a portion of, and is the managing member and a member of, Columbus Circle 2 Sponsor Corp LLC, the sponsor of Columbus Circle II SPAC (the “Columbus Circle II Sponsor”). CCM acted as the lead underwriter in the IPO.

Each unit consists of one Class A ordinary share of Columbus Circle II SPAC, par value $0.0001 per share, and one-third of one warrant; each whole warrant entitles the holder to purchase one Class A ordinary share for $11.50 per share. The units were sold in the IPO at an offering price of $10.00 per unit, for gross proceeds of $230,000 (before underwriting discounts and commissions and offering expenses).

If Columbus Circle II SPAC fails to complete a Business Combination within the first 24 months following the IPO, its corporate existence will cease except for the purposes of winding up its affairs and liquidating its assets, unless Columbus Circle II SPAC’s shareholders approve an amendment to Columbus Circle II SPAC’s amended and restated memorandum and articles of association (the “SPAC Articles”) to extend the amount of time Columbus Circle II SPAC will have to complete an initial Business Combination.

Columbus Circle II Sponsor purchased an aggregate of 265,000 of Columbus Circle II SPAC’s placement units in a private placement that occurred simultaneously with the IPO for an aggregate of $2,650, or $10.00 per placement unit. Additionally, CCM used its underwriting fee of $3,600 to purchase 360,000 placement units in the private placement for an aggregate of $3,600. Each placement unit consists of one Class A ordinary share and one-third of one warrant. The placement units are identical to the units sold in the IPO except that placement units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the placement warrants) (i) may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holders until 30 days after the completion of Columbus Circle II SPAC’s initial Business Combination, (ii) will be entitled to certain registration rights, (iii) with respect to the placement warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA rules, and (iv) will not have redemption rights in the trust account of Columbus Circle II SPAC. Subject to certain limited exceptions, the placement units (including the underlying placement warrants and Class A ordinary shares and the Class A ordinary shares issuable upon exercise of the placement warrants) will not be transferable, assignable, or salable until 30 days after the completion of Columbus Circle II SPAC’s initial Business Combination.

The $2,650 invested by Columbus Circle II Sponsor in consideration for the above-described 265,000 placement units of Columbus Circle II SPAC was raised from third party investors. As the managing member of Columbus Circle II Sponsor, the Operating LLC consolidates Columbus Circle II Sponsor and treats Columbus Circle II Sponsor’s investment in Columbus Circle II SPAC as an equity method investment. The $2,650 raised from third party investors is treated by the Operating LLC as non-controlling interest.

A total of $230,000 of the net proceeds from the private placement and the IPO was placed in a trust account. Except for the withdrawal of interest to pay taxes (or dissolution expenses if a Business Combination is not consummated), none of the funds held in the trust account will be released until the earliest of (i) the completion of Columbus Circle II SPAC’s initial Business Combination, (ii) the redemption of Columbus Circle II SPAC’s public Class A ordinary shares if Columbus Circle II SPAC is unable to complete its initial Business Combination within 24 months from the completion of the IPO, and (iii) the redemption of Columbus Circle II SPAC’s public Class A ordinary shares properly submitted in connection with a shareholder vote to amend the SPAC Articles to (A) modify the substance or timing of Columbus Circle II SPAC’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of Columbus Circle II SPAC’s public shares if Columbus Circle II SPAC has not consummated an initial Business Combination within 24 months from the completion of the IPO, or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. If Columbus Circle II SPAC does not complete a Business Combination, the placement units will expire worthless.

Columbus Circle II Sponsor loaned to Columbus Circle II SPAC approximately $485 to cover IPO expenses, which was repaid in full at the closing of the IPO. Columbus Circle II Sponsor and its affiliates, including the Operating LLC, may commit to loan Columbus Circle II SPAC up to an additional $1,500 to cover operating and acquisition related expenses following the IPO. These loans will bear no interest and, if Columbus Circle II SPAC consummates a Business Combination in the required time frame, the loans will be repaid from the funds held in Columbus Circle II SPAC’s trust account. The loans are convertible into private placement units at $10.00 per unit and, accordingly, are convertible into an additional 150,000 private Class A ordinary shares and 50,000 private placement warrants exercisable at $11.50 per share. If Columbus Circle II SPAC does not consummate a Business Combination in the required time frame, no funds from Columbus Circle II SPAC’s trust account can be used to repay the loans.

In connection with the IPO, Columbus Circle II Sponsor has agreed to indemnify Columbus Circle II SPAC for all claims by third parties for services rendered or products sold to Columbus Circle II SPAC, or a prospective target business with which Columbus Circle II SPAC has entered into a written letter of intent, confidentiality, or other similar agreement or business combination agreement (except for Columbus Circle II SPAC’s independent registered public accounting firm), to the extent such claims reduce the amount of funds in Columbus Circle II SPAC’s trust account to below the lesser of (i) $10.00 per share of Class A ordinary shares, and (ii) the actual amount per share of Class A ordinary shares held in Columbus Circle II SPAC’s trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of Columbus Circle II SPAC’s trust assets, in each case net of taxes, provided that such liability will not apply to any claims (A) by a third party or prospective target business who executed a waiver of any and all rights to the monies held in Columbus Circle II SPAC’s trust account or (B) under Columbus Circle II SPAC’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

On June 26, 2026, Columbus Circle II SPAC entered into a definitive business combination agreement (as it may be amended, supplemented, or otherwise modified from time to time in accordance with its terms, the "Business Combination Agreement") with IPGX Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Columbus Circle II SPAC (the "Merger Sub"), and Elroy Air, Inc., a Delaware corporation and a leading U.S.-based technology developer of autonomous heavy-cargo drones for defense, rapid response, and commercial logistics ("Elroy Air"). Pursuant to the Business Combination Agreement, Merger Sub will merge with and into Elroy Air, with Elroy Air continuing as the surviving corporation (the "Merger" and, together with the other transactions contemplated by the Business Combination Agreement, the "Business Combination").  In connection with the execution of the Business Combination Agreement, Columbus Circle II Sponsor has partnered with Inflection Point Asset Management LLC ("IPAM"), which has significant experience with negotiating and consummating de-SPAC transactions and which made the introduction to Elroy Air. In connection with this partnership, on August 26, 2026, Columbus Circle II SPAC was renamed "Inflection Point Acquisition Corp. VII" and will, subject to obtaining the required shareholder approvals and at least one business day prior to the date of the closing of the Business Combination (the "Closing"), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the Closing, Inflection Point Acquisition Corp. VII will change its name to Elroy Air, Inc. As of the date of this Quarterly Report, the Business Combination has not yet closed. The Business Combination Agreement and the transactions it contemplates have been approved by the boards of directors of both Columbus Circle II SPAC and Elroy Air. The parties currently expect the Business Combination to close in the fourth quarter of 2026, subject to receipt of the required approval by Columbus Circle II SPAC's shareholders and the fulfillment of other customary closing conditions.

Columbus Circle II Sponsor holds an aggregate of 7,666,667 founder shares in Columbus Circle II SPAC. Certain non-controlling interests in Columbus Circle II Sponsor, including executives and key employees of the Operating LLC as well as IPAM, either directly or indirectly, have an interest in Columbus Circle II SPAC's founder shares through membership interests in Columbus Circle II Sponsor. The number of founder shares attributable to these holders will not be finally determined until the Closing of the Business Combination. Approximately 667,000 founder shares are currently allocated to the Operating LLC, but this number is also subject to final determination at the Closing. As part of the Business Combination arrangements, CCM agreed to forfeit its 360,000 placement units.

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

On June 23, 2025, Columbus Circle SPAC entered into a definitive business combination agreement with ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”), ProCap Financial, Inc., a Delaware corporation (“ProCap Financial”), Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”), and Inflection Points Inc., d/b/a Professional Capital Management, a Delaware corporation (the "Business Combination Agreement"). Pursuant to the transactions contemplated by the Business Combination Agreement (the “Business Combination”), Columbus Circle SPAC and ProCap BTC would merge into SPAC Merger Sub and Company Merger Sub, respectively, and become wholly-owned subsidiaries of ProCap Financial, and ProCap Financial would become a publicly traded company. Proceeds from the proposed Business Combination, if any, after satisfaction of redemption payments to Columbus Circle SPAC’s public shareholders and transaction expenses, were expected to be used by ProCap Financial to purchase bitcoin, in connection with ProCap Financial’s business plans and strategies.

On December 5, 2025, the transactions contemplated by the Business Combination were consummated (the “Closing”). Upon the Closing, Columbus Circle SPAC and ProCap BTC merged into SPAC Merger Sub and Company Merger Sub, respectively, and became wholly-owned subsidiaries of ProCap Financial. ProCap Financial became the go-forward company following the Closing. ProCap Financials’ common stock and warrants commenced trading on the Nasdaq Global Market on December 8, 2025 under the symbols “BRR” and “BRRWW,” respectively. Effective September 22, 2026, ProCap Financial, Inc. changed its corporate name to Silvia, Inc. and its common stock and warrants now trade under the ticker symbols “SVIA” and “SVIAWW.”

From May 19, 2025 until December 5, 2025, we consolidated the sponsor of Columbus Circle SPAC, which treated its investment in Columbus Circle SPAC under the equity method of accounting.  The sponsor distributed all of its assets and ceased operations in December 2025.

As of September 30, 2026, we held 2,151,666 shares of SVIA, which were allocated to us by the sponsor of Columbus Circle SPAC. As of September 30, 2026, we carried these shares at a value of $8,338 as a component of other investments, at fair value in our consolidated balance sheet. The SVIA shares are subject to certain transfer restrictions, which will lapse and the SVIA shares will no longer be subject to these transfer restrictions upon the earliest to occur of the following: (i) the second anniversary of the Closing, (ii) if the closing price of Silvia, Inc.’s common stock equals or exceeds $10.21 per share (subject to customary adjustments) for any 20 trading days within any consecutive 30-trading day period, and (iii) if the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period equals or exceeds $140 during any five-day period. Any further change in value of these shares until final liquidation will be recorded as principal transactions gain or loss in our consolidated statement of operations. For the three and nine-month period ended September 30, 2026, we recorded gains of $5,024 and $742, respectively, related to these shares.

In addition, we served as underwriter and advisor to Columbus Circle SPAC. As partial consideration for these services, we received 392,000 shares of SVIA and 196,000 warrants. As of September 30, 2026, we held 292,000 shares and 196,000 warrants. These shares and warrants were carried at a value of $1,210 as a component of other investments, at fair value in our consolidated balance sheet. For the three and nine-month period ended September 30, 2026, we recorded gains of $951 and $77, respectively, related to these shares and warrants.

JKD Amended and Restated Senior Promissory Note

On August 31, 2026, the Operating LLC entered into an Amended and Restated Senior Promissory Note (the “2026 Note”) with JKD Capital Partners I Ltd ("JKD Investor"). JKD Investor is owned by Jack J. DiMaio, the vice chairman of the board of directors, and his spouse. The 2026 Note amends and restates in its entirety the Senior Promissory Note dated September 1, 2024 (the “2024 Note”), which was issued in the original principal amount of $5,146 pursuant to the Redemption Agreement dated September 23, 2024. The 2026 Note has an aggregate principal amount of $5,000, consisting of $2,625 of unpaid principal and interest outstanding under the 2024 Note plus $2,375 of additional principal funded by JKD Investor on August 31, 2026. The 2026 Note bears interest at 10% per annum, payable quarterly in cash beginning November 30, 2026, and matures on August 31, 2027. The 2026 Note may not be prepaid prior to January 31, 2027; thereafter it may be prepaid without penalty or premium on 31 days’ prior written notice.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2026 and 2025.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Favorable / (Unfavorable)
	2026	2025	$ Change	% Change
Revenues
Investment banking and new issue	$112,484	$132,904	$(20,420)	(15%)
Net trading	39,596	33,528	6,068	18%
Asset management	5,937	6,136	(199)	(3%)
Principal transactions and other revenue	1,813	256	1,557	608%
Total revenues	159,830	172,824	(12,994)	(8%)

Operating expenses
Compensation and benefits	110,635	119,673	9,038	8%
Business development, occupancy, equipment	6,979	5,858	(1,121)	(19%)
Subscriptions, clearing, and execution	11,325	7,277	(4,048)	(56%)
Professional fee and other operating	10,086	10,127	41	0%
Depreciation and amortization	633	527	(106)	(20%)
Total operating expenses	139,658	143,462	3,804	3%

Operating income / (loss)	20,172	29,362	(9,190)	(31%)

Non-operating income / (expense)

Interest expense, net	(4,001)	(4,416)	415	9%
Gain on sale of management contracts	-	2,734	(2,734)	(100%)
Income / (loss) from equity method affiliates	(4,816)	(11,682)	6,866	59%
Income / (loss) before income taxes	11,355	15,998	(4,643)	(29%)
Income tax expense / (benefit)	(6,305)	1,643	7,948	484%
Net income / (loss)	17,660	14,355	3,305	23%
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(3,400)	(7,167)	(3,767)	(53%)
Enterprise net income / (loss)	21,060	21,522	(462)	(2%)
Less: Net income (loss) attributable to the convertible non-controlling interest	9,294	15,192	5,898	39%
Net income / (loss) attributable to Cohen & Company Inc.	$11,766	$6,330	$5,436	86%

Revenues

Revenues decreased by $12,994, or 8%, to $159,830 for the nine months ended September 30, 2026, as compared to $172,824 for the nine months ended September 30, 2025. Each revenue line item is discussed below in more detail.

Investment Banking and New Issue

Investment banking and new issue revenue decreased by $20,420 to $112,484 for the nine months ended September 30, 2026, as compared to $132,904 for the nine months ended September 30, 2025.

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

The following table shows the cash and non-cash portion of new issue and advisory revenue.

	Nine Months Ended September 30, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$43,416	$16,275	$59,691
CCM - Advisory and other new issue	24,201	14,736	38,937
Other - Origination	193	-	193
Total	$67,810	$31,011	98,821
Gains / (losses) on CCM financial instruments received as non-cash consideration			13,663
Investment banking and new issue			$112,484

	Nine Months Ended September 30, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$26,400	$7,110	$33,510
CCM - Advisory and other new issue	59,570	205,578	265,148
Other - Origination	-	-	-
Total	$85,970	$212,688	298,658
Gains / (losses) on CCM financial instruments received as non-cash consideration			(165,754)
Investment banking and new issue			$132,904

	Change
	Cash	Non-Cash	Total
CCM - Underwriting	$17,016	$9,165	$26,181
CCM - Advisory and other new issue	(35,369)	(190,842)	(226,211)
Other - Origination	193	-	193
Total	$(18,160)	$(181,677)	(199,837)
Gains / (losses) on CCM financial instruments received as non-cash consideration			179,417
Investment banking and new issue			$(20,420)

Net Trading

Net trading revenue increased by $6,068, or 18%, to $39,596 for the nine months ended September 30, 2026, as compared to $33,528 for the nine months ended September 30, 2025.  The following table shows the detail by trading group.

NET TRADING

	Nine Months Ended September 30,
	2026	2025	Change
Mortgage	$3,544	$3,270	$274
Gestation Repo	18,649	13,606	5,043
High Yield Corporates	1,043	1,583	(540)
Agencies	438	2,433	(1,995)
SPAC Equity	3,687	2,783	904
CMOs	4,287	1,659	2,628
SBAs	1,040	1,730	(690)
Structured Notes	1,870	2,757	(887)
Preferred Equities	1,205	-	1,205
Other	3,833	3,707	126
Total	$39,596	$33,528	$6,068

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

ASSETS UNDER MANAGEMENT

	As of September 30,		As of December 31,
	2026	2025	2025	2024
Pride funds, managed accounts, and other	$957,176	$921,677	$994,170	$897,088
U.S. Insurance JV	111,224	154,049	144,127	154,001
CREO JV	116,824	194,739	192,941	263,308
Company-sponsored CDOs	84,362	103,883	101,480	965,887
Assets under management (1)	$1,269,586	$1,374,348	$1,432,718	$2,280,284

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

Asset management fees decreased by $199, or 3%, to $5,937 for the nine months ended September 30, 2026, as compared to $6,136 for the nine months ended September 30, 2025.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $1,557 to $1,813 for the nine months ended September 30, 2026, as compared to $256 for the nine months ended September 30, 2025.  The following table summarizes principal transactions and other income by category

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Nine Months Ended September 30,
	2026	2025	Change
Interests in public companies:
Brand Engagement Network, Inc. (NASDAQ: BNAI)	$324	$(132)	$456
Silvia, Inc. (NASDAQ: SVIA)	742	-	742
Critical Metals Corp. (NASDAQ: CRML)	-	(1,843)	1,843
CID Holdco, Inc. (NASDAQ: DAIC)	(49)	438	(487)
Murano Global Investments Plc (NASDAQ: MRNO)	(763)	-	(763)
Fold Holding, Inc. (NASDAQ:FLD)	(351)	(413)	62
Marblegate Capital Corp. (OTCM: MGTE)	(115)	838	(953)
Payoneer Global Inc. (NASDAQ: PAYO)	449	(1,155)	1,604
Rezolve AI PLC (NASDAQ: RZLV)	-	271	(271)
Subtotal	237	(1,996)	2,233

CREO JV	(98)	(360)	262
U.S. Insurance JV	(50)	175	(225)
CK Capital Fund	186	17	169
SFAs	-	1,404	(1,404)
Other	(60)	(14)	(46)
Total principal transactions	215	(774)	989
IIFC revenue share	957	1,688	(731)
Sale of Vellar GP	-	(836)	836
All other income	641	178	463
Other income	1,598	1,030	568

Principal transactions and other income (loss)	$1,813	$256	$1,557

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

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The loss on sale of Vellar GP related to the sale of our interest in the Vellar GP consummated in the three months ended March 31, 2025.  The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $10,989 in revenue share income. Other income is recorded in all three of our segments.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K.

Operating Expenses

Operating expenses decreased by $3,804, or 3%, to $139,658 for the nine months ended September 30, 2026, as compared to $143,462 for the nine months ended September 30, 2025. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits decreased by $9,038, or 8%, to $110,635 for the nine months ended September 30, 2026, as compared to $119,673 for the nine months ended September 30, 2025.

COMPENSATION AND BENEFITS

	Nine Months Ended September 30,
	2026	2025	Change
Cash compensation and benefits	$106,020	$116,387	$(10,367)
Equity-based compensation	4,615	3,286	1,329
Total	$110,635	$119,673	$(9,038)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  This amount includes accrued unpaid compensation related to non-cash investment banking revenue.  The decrease was primarily the result of decreased incentive compensation driven by decreased revenue.  Our total headcount was 135 at September 30, 2026 and 124 at September 30, 2025.  Equity-based compensation increased because of increased issuances of units and shares to employees.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment increased by $1,121, or 19%, to $6,979 for the nine months ended September 30, 2026, as compared to $5,858 for the nine months ended September 30, 2025. This increase was comprised of an increase in business development of $681 and an increase in occupancy and equipment of $440.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $4,048, or 56%, to $11,325 for the nine months ended September 30, 2026, as compared to $7,277 for the nine months ended September 30, 2025. The increase was comprised of an increase in clearing and execution of $3,132 and an increase in subscriptions of $916.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses decreased by $41, or less than 1%, to $10,086 for the nine months ended September 30, 2026, as compared to $10,127 for the nine months ended September 30, 2025. This decrease was comprised of a decrease in other operating expenses of $270, partially offset by an increase in professional fees of $229.

Depreciation and Amortization

Depreciation and amortization increased by $106, or 20%, to $633 for the nine months ended September 30, 2026, as compared to $527 for the nine months ended September 30, 2025.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $415, or 9%, to $4,001 for the nine months ended September 30, 2026, as compared to $4,416 for the nine months ended September 30, 2025.

	Nine Months Ended September 30,
	2026	2025	Change
Junior subordinated notes	$3,579	$3,547	$32
2020/2024/2026 Notes	291	788	(497)
Byline Credit Facility	131	81	50
Total	$4,001	$4,416	$(415)

See note 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates decreased by $6,866 to ($4,816) for the nine months ended September 30, 2026, as compared to ($11,682) for the nine months ended September 30, 2025.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q

	Nine Months Ended September 30,
	2026	2025	Change
Dutch Real Estate Entities	$(809)	$789	$(1,598)
Columbus Circle I SPAC / Columbus Circle II SPAC / Columbus Circle III SPAC	(4,462)	(1,642)	(2,820)
SPAC Sponsor Entities and Other	455	(10,829)	11,284
Total	$(4,816)	$(11,682)	$6,866

SPAC sponsor entities and other includes both indirect and direct investments in SPAC sponsor entities. Several of these SPAC sponsor entities are invested in SPACs that have completed their business combinations.  Those SPAC sponsor entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC sponsor entities under the equity method of accounting.  If the SPAC sponsor entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income or loss included in other SPAC sponsor entities above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented.  See discussion of principal transactions above.  A significant portion of loss from equity method affiliates related to Columbus Circle I SPAC, Columbus Circle II SPAC, and Columbus Circle III SPAC is attributable to the non-convertible non-controlling interest.  See discussion below.

	Nine Months Ended September 30,
	2026	2025	Change
Critical Metals Corp. (NASDAQ: CRML)	$-	$(367)	$367
Fold Holdings, Inc. (NASDAQ: FLD)	-	1,950	(1,950)
Murano Global Investments Plc (NASDAQ: MRNO)	455	(11,914)	12,369
Other	-	(498)	498
Total	$455	$(10,829)	$11,284

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $7,948 to ($6,305) for the nine months ended September 30, 2026, as compared to $1,643 for the nine months ended September 30, 2025.

	For the Nine Months Ended September 30,
	2026	2025	Change
Current	$228	$724	$496
Deferred	(6,533)	919	7,452
Total	$(6,305)	$1,643	$7,948

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the nine months ended September 30, 2026, Cohen & Company Inc. owned 36.8% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 63.2% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

4. We also have valuation allowances applied against our NOL and NCL carryforward deferred tax assets as well as our tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgment and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

During the three months ended September 30, 2026, management updated its expectations of our future taxable income, based on our operating results for 2025 and the first nine months of 2026 and our outlook for future periods. As a result of this change, management concluded that it is more likely than not that a greater portion of our deferred tax assets, principally our net operating loss carryforwards, will be realized, and the related valuation allowances were reduced. This resulted in an income tax benefit of $6,397, which was recognized in income tax expense (benefit) in our consolidated statements of operations for the three and nine months ended September 30, 2026.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the nine months ended September 30, 2026 and 2025 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

	Nine Months Ended September 30,
	2026	2025	Change
Columbus Circle I SPAC/Columbus Circle II SPAC/Columbus Circle III SPAC	$(3,291)	$(961)	$2,330
Other SPAC Sponsor Investor	(109)	(7,070)	(6,961)
Vellar GP	-	864	864
Total	$(3,400)	$(7,167)	$(3,767)

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. We sold our interest in Vellar GP during 2025.  Columbus Circle II SPAC was launched in the three months ended March 31, 2026, and Columbus Circle III SPAC was launched in the three months ended September 30, 2026.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the nine months ended September 30, 2026 and 2025 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

For the Nine Months Ended September 30, 2026

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$11,355	$-	$11,355
Income tax expense / (benefit)	55	(6,360)	(6,305)
Net income / (loss) after tax	11,300	6,360	17,660
Other consolidated subsidiary non-controlling interest	(3,400)
Net income / (loss) attributable to the Operating LLC	14,700
Average effective Operating LLC non-controlling interest % (1)	63.22%
Operating LLC non-controlling interest	$9,294

For the Nine Months Ended September 30, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$15,998	$-	$15,998
Income tax expense / (benefit)	1,601	42	1,643
Net income / (loss) after tax	14,397	(42)	14,355
Other consolidated subsidiary non-controlling interest	(7,167)
Net income / (loss) attributable to the Operating LLC	21,564
Average effective Operating LLC non-controlling interest % (1)	70.45%
Operating LLC non-controlling interest	$15,192

(1)

Non-controlling interest is recorded on a quarterly basis. Because earnings are recognized unevenly throughout the year and the non-controlling interest percentage may change during the period, the average effective non-controlling interest percentage may not equal the percentage at the end of any period or the simple average of the beginning and ending percentages.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 and 2025.

COHEN & COMPANY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Favorable / (Unfavorable)
	2026	2025	$ Change	% Change
Revenues
Investment banking and new issue	$12,714	$68,607	$(55,893)	(81%)
Net trading	12,508	13,560	(1,052)	(8%)
Asset management	1,681	1,948	(267)	(14%)
Principal transactions and other revenue	5,538	98	5,440	5,551%
Total revenues	32,441	84,213	(51,772)	(61%)

Operating expenses
Compensation and benefits	21,143	53,684	32,541	61%
Business development, occupancy, equipment	2,005	2,041	36	2%
Subscriptions, clearing, and execution	3,800	2,771	(1,029)	(37%)
Professional fee and other operating	2,650	3,774	1,124	30%
Depreciation and amortization	213	183	(30)	(16%)
Total operating expenses	29,811	62,453	32,642	52%

Operating income / (loss)	2,630	21,760	(19,130)	(88%)

Non-operating income / (expense)

Interest expense, net	(1,355)	(1,472)	117	8%
Gain on sale of management contracts	-	1,897	(1,897)	(100%)
Income / (loss) from equity method affiliates	(1,251)	(12,663)	11,412	90%
Income / (loss) before income taxes	24	9,522	(9,498)	(100%)
Income tax expense / (benefit)	(6,264)	733	6,997	955%
Net income / (loss)	6,288	8,789	(2,501)	(28%)
Less: Net income (loss) attributable to the non-convertible non-controlling interest	(624)	(6,853)	(6,229)	(91%)
Enterprise net income / (loss)	6,912	15,642	(8,730)	(56%)
Less: Net income (loss) attributable to the convertible non-controlling interest	212	11,049	10,837	98%
Net income / (loss) attributable to Cohen & Company Inc.	$6,700	$4,593	$2,107	46%

Revenues

Revenues decreased by $51,772, or 61%, to $32,441 for the three months ended September 30, 2026, as compared to $84,213 for the three months ended September 30, 2025. Each line item is discussed below in more detail.

Investment Banking and New Issue

Investment banking and new issue revenue decreased by $55,893 to $12,714 for the three months ended September 30, 2026, as compared to $68,607 for the three months ended September 30, 2025.

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

The following table shows the cash and non-cash portion of new issue and advisory revenue.

	Three Months Ended September 30, 2026
	Cash	Non-Cash	Total
CCM - Underwriting	$16,177	$5,551	$21,728
CCM - Advisory and other new issue	8,314	250	8,564
Other - Origination	-	-	-
Total	$24,491	$5,801	30,292
Gains / (losses) on CCM financial instruments received as non-cash consideration			(17,578)
Investment banking and new issue			$12,714

	Three Months Ended September 30, 2025
	Cash	Non-Cash	Total
CCM - Underwriting	$13,068	$1,033	$14,101
CCM - Advisory and other new issue	33,577	180,329	213,906
Other - Origination	-	-	-
Total	$46,645	$181,362	228,007
Gains / (losses) on CCM financial instruments received as non-cash consideration			(159,400)
Investment banking and new issue			$68,607

	Change
	Cash	Non-Cash	Total
CCM - Underwriting	$3,109	$4,518	$7,627
CCM - Advisory and other new issue	(25,263)	(180,079)	(205,342)
Other - Origination	-	-	-
Total	$(22,154)	$(175,561)	(197,715)
Gains / (losses) on CCM financial instruments received as non-cash consideration			141,822
Investment banking and new issue			$(55,893)

Net Trading

Net trading revenue decreased by $1,052, or 8%, to $12,508 for the three months ended September 30, 2026, as compared to $13,560 for the three months ended September 30, 2025.  The following table shows the detail by trading group.

NET TRADING

	Three Months Ended September 30,
	2026	2025	Change
Mortgage	$1,207	$1,024	$183
Gestation Repo	6,626	4,969	1,657
High Yield Corporates	238	1,034	(796)
Agencies	(272)	1,222	(1,494)
SPAC Equity	1,078	1,377	(299)
CMOs	774	823	(49)
SBAs	434	612	(178)
Structured Notes	616	907	(291)
Preferred Equities	450	-	450
Other	1,357	1,592	(235)
Total	$12,508	$13,560	$(1,052)

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

ASSETS UNDER MANAGEMENT

	As of September 30,		As of December 31,
	2026	2025	2025	2024
Pride funds, managed accounts, and other	$957,176	$921,677	$994,170	$897,088
U.S. Insurance JV	111,224	154,049	144,127	154,001
CREO JV	116,824	194,739	192,941	263,308
Company-sponsored CDOs	84,362	103,883	101,480	965,887
Assets under management (1)	$1,269,586	$1,374,348	$1,432,718	$2,280,284

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

Asset management fees decreased by $267, or 14%, to $1,681 for the three months ended September 30, 2026, as compared to $1,948 for the three months ended September 30, 2025.  The net decrease was caused by the sale of certain CDO asset management contracts after June 30, 2025.

Principal Transactions and Other Income (Loss)

Principal transactions and other income (loss) increased by $5,440 to $5,538 for the three months ended September 30, 2026, as compared to $98 for the three months ended September 30, 2025.  The following table summarizes principal transactions and other income by category.

PRINCIPAL TRANSACTIONS & OTHER INCOME

	Three Months Ended September 30,
	2026	2025	Change
Interests in public companies:
Silvia, Inc. (NASDAQ: SVIA)	$5,024	$-	$5,024
Critical Metals Corp. (NASDAQ: CRML)	-	23	(23)
CID Holdco, Inc. (NASDAQ: DAIC)	14	(447)	461
Fold Holding, Inc. (NASDAQ:FLD)	14	(146)	160
Marblegate Capital Corp. (OTCM: MGTE)	(35)	(35)	-
Payoneer Global Inc. (NASDAQ: PAYO)	6	(218)	224
Rezolve AI PLC (NASDAQ: RZLV)	-	481	(481)
Subtotal	5,023	(342)	5,365

CREO JV	44	(327)	371
U.S. Insurance JV	(130)	67	(197)
CK Capital Fund	(61)	17	(78)
Other	(20)	(43)	23
Total principal transactions	4,856	(628)	5,484

IIFC revenue share	356	586	(230)
All other income	326	140	186
Other income	682	726	(44)

Principal transactions and other income (loss)	$5,538	$98	$5,440

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

Other Income

Other income is comprised of an ongoing revenue share arrangement as well as other miscellaneous operating income items. The revenue share arrangement noted in the table above entitles us to a percentage of revenue earned by IIFC.  The IIFC revenue share arrangement expires at the earlier of (i) the dissolution of IIFC or (ii) when we have earned a cumulative $20,000 in revenue share payments.  To date, we have earned $10,989 in revenue share income. Other income is recorded in all three of our segments.  See note 29 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 6, 2026.

Operating Expenses

Operating expenses decreased by $32,642, or 52%, to $29,811 for the three months ended September 30, 2026, as compared to $62,453 for the three months ended September 30, 2025. Each line item is discussed in more detail below.

Compensation and Benefits

Compensation and benefits decreased by $32,541, or 61%, to $21,143 for the three months ended September 30, 2026, as compared to $53,684 for the three months ended September 30, 2025.

COMPENSATION AND BENEFITS

	Three Months Ended September 30,
	2026	2025	Change
Cash compensation and benefits	$19,473	$52,604	$(33,131)
Equity-based compensation	1,670	1,080	590
Total	$21,143	$53,684	$(32,541)

Cash compensation and benefits in the table above was primarily comprised of salary, incentive compensation, severance, employer portion of payroll taxes, and benefits.  This amount includes accrued unpaid compensation related to non-cash investment banking revenue.  The decrease was primarily the result of decreased incentive compensation driven by decreased revenue.  Our total headcount was 135 at September 30, 2026 and 124 at September 30, 2025.  Equity-based compensation increased because of increased issuances of units and shares to employees.

Business Development, Occupancy, and Equipment

Business development, occupancy, and equipment decreased by $36, or 2%, to $2,005 for the three months ended September 30, 2026, as compared to $2,041 for the three months ended September 30, 2025. This decrease was comprised of a decrease in business development of $160, partially offset by an increase in occupancy and equipment of $124.

Subscriptions, Clearing, and Execution

Subscriptions, clearing, and execution increased by $1,029, or 37%, to $3,800 for the three months ended September 30, 2026, as compared to $2,771 for the three months ended September 30, 2025. The increase was comprised of an increase in clearing and execution of $595 and an increase in subscriptions of $434.

Professional Fee and Other Operating Expenses

Professional fees and other operating expenses decreased by $1,124, or 30%, to $2,650 for the three months ended September 30, 2026, as compared to $3,774 for the three months ended September 30, 2025. This decrease was comprised of a decrease in professional fees of $1,187, partially offset by an increase in other operating expenses of $63.

Depreciation and Amortization

Depreciation and amortization increased by $30, or 16%, to $213 for the three months ended September 30, 2026, as compared to $183 for the three months ended September 30, 2025.

Non-Operating Income and Expense

Interest Expense, net

Interest expense, net decreased by $117 to $1,355 for the three months ended September 30, 2026, as compared to $1,472 for the three months ended September 30, 2025.

	Three Months Ended September 30,
	2026	2025	Change
Junior subordinated notes	$1,219	$1,217	$2
2020/2024/2026 Notes	94	214	(120)
Byline Credit Facility	42	41	1
Total	$1,355	$1,472	$(117)

See note 15 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Income / (Loss) from Equity Method Affiliates

Income / (loss) from equity method affiliates increased by $11,412 to ($1,251) for the three months ended September 30, 2026, as compared to ($12,663) for the three months ended September 30, 2025.  See note 11 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
	2026	2025	Change
Dutch Real Estate Entities	$(455)	$(60)	$(395)
Columbus Circle I SPAC / Columbus Circle II SPAC / Columbus Circle III SPAC	(796)	(335)	(461)
SPAC Sponsor Entities and Other	-	(12,268)	12,268
Total	$(1,251)	$(12,663)	$11,412

SPAC sponsor entities and other includes both indirect and direct investments in SPAC sponsor entities. Several of these SPAC sponsor entities are invested in SPACs that have completed their business combinations.  Those SPAC sponsor entities hold restricted and unrestricted equity interests in the public post-merger entities.  We account for our investments in SPAC sponsor entities under the equity method of accounting.  If the SPAC sponsor entity distributes SPAC shares to us, we account for those SPAC shares as a component of other investments, at fair value.  The following table shows the equity method income or loss included in other SPAC sponsor entities above broken out by the ultimate public company investee.  For several of the investments described below, we also had an investment in the same company accounted for at fair value as a component of other investments, at fair value during the periods presented.  See discussion of principal transactions above. A significant portion of loss from equity method affiliates related to Columbus Circle I SPAC, Columbus Circle II SPAC, and Columbus Circle III SPAC are attributable to the non-convertible non-controlling interest.  See discussion below.

	Three Months Ended September 30,
	2026	2025	Change
Murano Global Investments Plc (NASDAQ: MRNO)	$-	$(12,395)	$12,395
Other	-	127	(127)
Total	$-	$(12,268)	$12,268

Income Tax Expense / (Benefit)

Income tax expense / (benefit) decreased by $6,997 to ($6,264) for the three months ended September 30, 2026, as compared to $733 for the three months ended September 30, 2025.

	For the Three Months Ended September 30,
	2026	2025	Change
Current	$(144)	$297	$441
Deferred	(6,120)	436	6,556
Total	$(6,264)	$733	$6,997

Our provision for income taxes fluctuates due to several factors mostly attributable to our legal structure, which are summarized as follows.

Cohen & Company Inc. is treated as a “C” corporation for United States federal income tax purposes. A U.S. C corporation is subject to a federal tax rate of 21%.  Our effective tax rate is significantly different than this rate for the following reasons.

1. Cohen & Company Inc. consolidates the Operating LLC but only owns a minority economic interest in the Operating LLC.  For the three months ended September 30, 2026, Cohen & Company Inc. owned 36.8% of the economic interests of the Operating LLC (on average) and was allocated the same percentage of income/(loss) generated by the Operating LLC.  To the extent Cohen & Company Inc. incurs tax obligations on this amount, the related tax expense is recognized in our consolidated financial statements.  The remaining 63.2% of income/(loss) generated by the Operating LLC was allocated to the non-controlling members of the Operating LLC and is subject to taxation on such members' individual tax returns.

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

4. We also have valuation allowances applied against our NOL and NCL carryforward deferred tax assets as well as our tax over book basis in the Operating LLC.  Valuation allowances are applied to deferred tax assets when management determines that the assets may not be fully realized.  This determination requires significant judgment and is primarily based on management's expectations regarding the generation of future taxable income.  ASC 740 indicates that all available evidence should be considered when assessing the need for and the appropriate level of a valuation allowance.  All available evidence includes historical information supplemented by all currently available information about future periods.

During the three months ended September 30, 2026, management updated its expectations of our future taxable income, based on our operating results for 2025 and the first nine months of 2026 and our outlook for future periods. As a result of this change, management concluded that it is more likely than not that a greater portion of our deferred tax assets, principally our net operating loss carryforwards, will be realized, and the related valuation allowances were reduced. This resulted in an income tax benefit of $6,397, which was recognized in income tax expense (benefit) in our consolidated statements of operations for the three and nine months ended September 30, 2026.

Net Income / (Loss) Attributable to the Non-Convertible Non-Controlling Interest

Net income / (loss) attributable to the non-convertible non-controlling interest for the three months ended September 30, 2026 and 2025 was comprised of the non-controlling interest related to member interests in consolidated subsidiaries of the Operating LLC other than interests held by us therein for the relevant periods.  These interests are not convertible into Common Stock.

	Three Months Ended September 30,
	2026	2025	Change
Columbus Circle I SPAC/Columbus Circle II SPAC/Columbus Circle III SPAC	$(625)	$(136)	$489
Other SPAC Sponsor Investor	1	(6,717)	(6,718)
Total	$(624)	$(6,853)	$(6,229)

Other SPAC Sponsor Investor represents an entity that we consolidate, but do not wholly own, that invests in other SPAC sponsor entities. Columbus Circle II SPAC was launched in the three months ended March 31, 2026, and Columbus Circle III SPAC was launched in the three months ended September 30, 2026.  See note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net Income / (Loss) Attributable to the Convertible Non-Controlling Interest

Net income / (loss) attributable to the convertible non-controlling interest for the three months ended September 30, 2026 and 2025 was comprised of the non-controlling interest related to member interests in the Operating LLC other than interests held by us in the Operating LLC for the relevant periods. These interests are convertible into Common Stock.  See note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

For the Three Months Ended September 30, 2026

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$24	$-	$24
Income tax expense / (benefit)	(366)	(5,898)	(6,264)
Net income / (loss) after tax	390	5,898	6,288
Other consolidated subsidiary non-controlling interest	(624)
Net income / (loss) attributable to the Operating LLC	1,014
Average effective Operating LLC non-controlling interest % (1)	20.91%
Operating LLC non-controlling interest	$212

For the Three Months Ended September 30, 2025

	Total Operating LLC	Cohen &
	Consolidated	Company Inc.	Consolidated
Net income / (loss) before tax	$9,522	$-	$9,522
Income tax expense / (benefit)	688	45	733
Net income / (loss) after tax	8,834	(45)	8,789
Other consolidated subsidiary non-controlling interest	(6,853)
Net income / (loss) attributable to the Operating LLC	15,687
Average effective Operating LLC non-controlling interest % (1)	70.43%
Operating LLC non-controlling interest	$11,049

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

In July 2021, our board of directors reinstated our quarterly dividend, declaring a cash dividend of $0.25 per share.  We have paid a quarterly cash dividend of $0.25 regularly since that date.  In addition to our routine quarterly distribution, on March 8, 2022, December 22, 2025, and March 6, 2026, our board of directors declared special cash dividends on our Common Stock of $0.75, $2.00, and $0.70 per share, respectively.  On November 12, 2026, our board of directors declared a quarterly cash dividend of $0.25 per share on our Common Stock.  The dividend is payable on December 14, 2026, to stockholders of record as of November 30, 2026.

We had the following financing transactions in excess of $1,000 during the nine months ended September 30, 2026, excluding dividends paid on Common Stock, the pro rata distributions made to the convertible non-controlling interest, and non-cash items:

●	We received investments of $5,333 from non-convertible non-controlling interests.
●	We redeemed $1,883 of convertible non-controlling interest.
●	We received $3,913 of proceeds from the issuance of Common Stock.
●	We repaid the 2020 Note for $4,500.
●	We received $2,375 of proceeds from the 2026 Note.

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

As of September 30, 2026 and December 31, 2025, we maintained cash and cash equivalents of $ 68,812 and $ 56,762, respectively. We generated cash from or used cash for the activities described below.

SUMMARY CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities	$356	$29,406
Cash flow from investing activities	22,704	12,829
Cash flow from financing activities	(10,720)	(7,716)
Effect of exchange rate on cash	(290)	579
Net cash flow	12,050	35,098
Cash and cash equivalents, beginning	56,762	19,590
Cash and cash equivalents, ending	$68,812	$54,688

See the statement of cash flows in our consolidated financial statements. We believe our available cash and cash equivalents, as well as our investment in our trading portfolio and related borrowing capacity, will provide sufficient liquidity to meet the cash needs of our ongoing operations in the near term.

Nine Months Ended September 30, 2026

As of September 30, 2026, our cash and cash equivalents were $68,812, representing an increase of $12,050 from December 31, 2025. The increase was attributable to cash provided by operating activities of $356, cash provided by investing activities of $22,704, cash used in financing activities of $10,720, and a decrease in cash caused by the change in exchange rates of $290.

The cash provided by operating activities of $356 was comprised of (a) net cash outflows of $8,733 related to working capital fluctuations, (b) net cash inflows of $32,126 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased, and (c) net cash outflows from other earnings items of $23,037 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $22,704 was comprised of (a) sales and returns of principal - other investments, at fair value of $37,082, (b) sales and returns of principal - other investments sold, not yet purchased at fair value of $1,243, partially offset by (c) $8,093 of investments in equity method affiliates, (d) $621 in purchases of furniture, equipment, and leasehold improvements, and (e) $6,907 of purchases of other investments, at fair value.

The cash used in financing activities of $10,720 was comprised of (a) $4,500 repayment of the 2020 Note, (b) $638 of cash used to net settle equity awards, (c) $7,262 in dividends, (d) $8,058 in convertible non-controlling interest distributions, (e) $1,883 in redemption of convertible non-controlling interest units, partially offset by (f) $3,913 in proceeds from the sale of Common Stock, (g) $5,333 in investments from the non-convertible non-controlling interest, and (h) $2,375 in proceeds from the 2026 Note.

Nine Months Ended September 30, 2025

As of September 30, 2025, our cash and cash equivalents were $54,688, representing an increase of $35,098 from December 31, 2024. The increase was attributable to cash provided by operating activities of $29,406, cash provided by investing activities of $12,829, cash used in financing activities of $7,716, and an increase in cash caused by the change in exchange rates of $579.

The cash provided by operating activities of $29,406 was comprised of (a) net cash inflows of $65,572 related to working capital fluctuations, (b) net cash outflows of $22,035 from trading activities comprised of our investments-trading, trading securities sold, not yet purchased, receivables under resale agreements, securities sold under agreements to repurchase, and receivables and payables from brokers, dealers, and clearing agencies, as well as the changes in unrealized gains and losses on the investments-trading and trading securities sold, not yet purchased, and (c) net cash outflows from other earnings items of $14,131 (which represents net income or loss adjusted for the following non-cash operating items: other income / (expense), non-cash revenue, realized and unrealized gains and losses and accretion of income on other investments, income/(loss) from equity method affiliates, equity based compensation, depreciation and amortization, deferred taxes, and amortization of discount on debt).

The cash provided by investing activities of $12,829 was comprised of (a) $44,240 of sales and returns of principal from other investments, at fair value, (b) $1,578 of distributions received from equity method affiliates, and (c) $199 of sales and returns of principal from other investments sold, not yet purchased, at fair value, partially offset by (d) $29,257 in cash used to purchase other investments, at fair value, (e) $433 in reduction in cash from the disposal of our interest in Vellar GP, (f) $2,675 invested in equity method affiliates, and (g)  $823 in cash used to purchase furniture, equipment, and leasehold improvements.

The cash used in financing activities of $7,716 was comprised of (a) $2,573 of cash used to repay a portion of the 2024 Note, (b) $344 in cash used to net settle equity awards, (c) $1,695 in cash used to pay dividends, (d) $3,850 in cash used to pay distributions to the convertible non-controlling interest, (e) $954 in cash used to redeem convertible non-controlling units, (f) $969 in non-convertible non-controlling interest distributions, partially offset by (g) $2,669 in cash received as non-convertible non-controlling interest investments.

Regulatory Capital Requirements

We have two subsidiaries that are licensed securities dealers: Cohen Securities in the United States and CCFESA in France. As a U.S. broker-dealer, Cohen Securities is subject to the Uniform Net Capital Rule in Rule 15c3-1 under the Exchange Act. CCFESA is subject to the regulations of the ACPR. The amount of net assets that these subsidiaries may distribute is subject to restrictions under the applicable net capital rules. These subsidiaries have historically operated in excess of minimum net capital requirements. Our minimum capital requirements at September 30, 2026 were as follows.

MINIMUM NET CAPITAL REQUIREMENTS

September 30, 2026
United States	$250
Europe	691
Total	$941

We operate with more than the minimum regulatory capital requirement in our licensed broker-dealers and at September 30, 2026, total net capital, or the equivalent as defined by the relevant statutory regulations, in our licensed broker-dealers totaled $34,764. See note 18 to our consolidated financial statements included in Item 1 in this Quarterly Report on Form 10-Q.  In addition, our licensed broker-dealers are generally subject to capital withdrawal notification and restrictions.

Restrictions of Distributions of Capital from Cohen Securities

As of September 30, 2026, our total equity on a consolidated basis was $119,551 and the total equity of Cohen Securities was $98,335.  Therefore, $21,216 of equity existed outside of Cohen Securities. In addition, it should be noted that our non-convertible non-controlling interest represents equity that is included in our consolidated financial statements but is not available to the Operating LLC to fund operations outside of those specific consolidated but not wholly owned subsidiaries.  As of September 30, 2026, our non-convertible non-controlling interest balance was $2,048.  Therefore, we have equity available outside of Cohen Securities of $19,168 as of September 30, 2026.

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

The following table presents our period end balance, average monthly balance, and maximum balance at any month end during the nine months ended September 30, 2026 and the twelve months ended December 31, 2025 for receivables under resale agreements and securities sold under agreements to repurchase.

	For the Nine Months Ended September 30, 2026	For the Twelve Months Ended December 31, 2025
Receivables under resale agreements
Period end	$561,696	$357,408
Monthly average	$399,393	$619,894
Maximum month end	$561,696	$811,908
Securities sold under agreements to repurchase
Period end	$603,527	$400,391
Monthly average	$441,458	$652,260
Maximum month end	$603,527	$840,249

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

DETAIL OF DEBT

	As of September 30, 2026	As of December 31, 2025	Interest Rate Terms	Interest (2)	Maturity
Description
10.00 % senior note (the "2026 Note")	$5,000	$-	Fixed	10.00%	August 2027
12.00% senior note (the "2024 Note")	-	2,573	Fixed	12.00%	August 2026
12.00% senior note (the "2020 Note")	-	4,500	Fixed	12.00%	January 2026
	5,000	7,073
Junior subordinated notes: (1)
Alesco Capital Trust I	28,125	28,125	Variable	8.10%	July 2037
Sunset Financial Statutory Trust I	20,000	20,000	Variable	8.49%	March 2035
Less unamortized discount	(21,676)	(22,303)
	26,449	25,822

Byline Credit Facility	-	-	Variable	NA	June 2028
Total	$31,449	$32,895

(1)

The junior subordinated notes represent debt we owe to the two trusts noted above. The total par amount owed by us to the trusts is $49,614.  However, we own the common stock of the trusts in a total par amount of $1,489.  We pay interest (and at maturity, principal) to the trusts on the entire $49,614 junior subordinated notes outstanding. However, we receive back from the trusts the pro rata share of interest and principal on the common stock held by us.  These trusts are VIEs and we do not consolidate them even though we hold the common stock.  We carry the common stock on our balance sheet at a value of $0. The junior subordinated notes are recorded at a discount to par.  When factoring in the discount, the yield to maturity of the junior subordinated notes as of September 30, 2026 on a combined basis was 19.28% assuming the variable rate in effect on the last day of the reporting period remains in effect until maturity.

(2)	Represents the interest rate in effect as of the last day of the reporting period.

Off-Balance Sheet Arrangements

Other than as described in note 9 (derivative financial instruments) and note 14 (variable interest entities) to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there were no material off balance sheet arrangements as of September 30, 2026.

Contractual Obligations

The table below summarizes our significant contractual obligations as of September 30, 2026 and the future periods in which such obligations are expected to be settled in cash. Our junior subordinated notes are assumed to be repaid on their respective maturity dates. Excluded from the table below are obligations that are short-term in nature, including trading liabilities (including derivatives) and repurchase agreements. In addition, amortization of discount on debt is excluded.

CONTRACTUAL OBLIGATIONS

September 30, 2026

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease arrangements	$20,028	$2,507	$5,745	$4,323	$7,453
Maturity of 2026 Note (1)	5,000	5,000	-	-	-
Interest on 2026 Note (1)	500	500	-	-	-
Maturities on junior subordinated notes	48,125	-	-	-	48,125
Interest on junior subordinated notes (2)	39,924	3,977	7,953	7,953	20,041
Other Operating Obligations (3)	2,086	1,769	317	-	-
	$115,663	$13,753	$14,015	$12,276	$75,619

(1)	The 2026 Note matures on August 31, 2027.
(2)

The interest on the junior subordinated notes related to Alesco Capital Trust I is variable. The interest rate of 8.10% (based on the Term SOFR rate in effect as of September 30, 2026 plus 4.00%) was used to compute the contractual interest payment in each period noted. The interest on the junior subordinated notes related to Sunset Financial Statutory Trust I is variable. The interest rate of 8.49% (based on the Term SOFR rate in effect as of September 30, 2026 plus 4.15%) was used to compute the contractual interest payment in each period noted.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow- Scope Improvements. The amendments in this ASU do not change the fundamental nature of interim reporting or expand or reduce current interim disclosure. The amendments in this ASU clarify the guidance in ASC Topic 270 by providing a comprehensive list of required interim disclosures and codifying a disclosure principle that requires us to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on our consolidated financial statements. The amendments in this ASU are effective for interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Topic 815). The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported in our condensed consolidated financial statements. Our industry is subject to a number of highly complex accounting rules and requirements, many of which place heavy burdens on management to make judgments relating to our business. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in note 3 to our consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make assumptions and estimates about future events and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. During the nine months ended September 30, 2026, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Fixed Income Securities: We hold, from time to time, the following securities: U.S. Treasury securities, U.S. government agency MBS, U.S. government agency debt securities, CMOs, non-government MBS, corporate bonds, non-redeemable and redeemable preferred stock, municipal bonds, SBA loans, certificates of deposit, residential mortgage loans, whole loans, and unconsolidated investments in the middle and senior tiers of securitization entities and TruPS. We attempt to mitigate our exposure to market risk by entering into economic hedging transactions, which may include TBAs and other forward agency MBS contracts. The fixed income category can be broadly broken down into two subcategories: fixed rate and floating rate.

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

The fair value of fixed rate securities is sensitive to changes in interest rates. However, fixed rate securities that have low credit ratings or represent junior interests in securitizations are not particularly interest rate sensitive. In general, when we acquire interest rate sensitive securities, we enter into an offsetting short position for a similar fixed rate security. Alternatively, we may enter into other interest rate hedging arrangements such as interest rate swaps or SOFR futures. We measure our net interest rate sensitivity by determining how the fair value of our net interest rate sensitive assets would change as a result of a 100 basis point (“bps”) adverse shift across the entire yield curve. Based on this analysis, as of September 30, 2026, we would incur a loss of ($1,371) if the yield curve rises 100 bps across all maturities and a gain of $1,364 if the yield curve falls 100 bps across all maturities.

Equity Securities: We hold equity interests in both public and private entities. These investments are subject to equity price risk. Equity price risk results from changes in the level or volatility of underlying equity prices, which affect the value of equity securities or instruments that in turn derive their value from a particular stock. We also hold a significant amount of equity in public companies that recently completed a merger with a SPAC that we sponsored or invested in. A significant portion of the equity we hold in these types of entities are subject to sale restrictions. We attempt to reduce the risk of loss inherent in our inventory of equity securities by closely monitoring those security positions or in some cases entering into derivatives trades to hedge this exposure. We also have had equity investments in entities where the investment is denominated in a foreign currency, or where the investment is denominated in U.S. Dollars but the investee primarily makes investments in foreign currencies. The fair values of these investments are subject to change as the spot foreign exchange rate between these currencies and the U.S. Dollar (our functional currency) fluctuates. We may, from time to time, enter into foreign exchange rate derivatives to hedge all or a portion of this risk. We measure our net equity price sensitivity and foreign currency sensitivity by determining how the net fair value of our equity price sensitive and foreign exchange sensitive assets would change as a result of a 10% adverse change in equity prices or foreign exchange rates. Based on this analysis, as of September 30, 2026, our equity price sensitivity was $6,784 and our foreign exchange currency sensitivity was $0.

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

Debt: In addition to the risks noted above, we incur interest rate risk related to our debt obligations. We have debt that accrues interest at either variable rates or fixed rates. As of September 30, 2026, a 100 bps change in the appropriate variable base rate would result in a change in our annual cash paid for interest in the amount of $481. A 100 bps adverse change in the market yield to maturity would result in an increase in the fair value of the debt in the amount of $2,061 as of September 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company (and its consolidated subsidiaries) required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, who certify our financial reports, and to other members of senior management and the Company’s board of directors. Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective at September 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement.” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Senior Promissory Note, dated August 31, 2026 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant with the SEC on August 31, 2026).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted inline XBRL: (i) the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025, and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Company Inc.

	By:	/s/ DANIEL COHEN
Daniel G. Cohen
Date: November 12, 2026		Chief Executive Officer

Cohen & Company Inc.

	By:	/s/ JOSEPH W. POOLER, JR.
Joseph W. Pooler, Jr.
Date: November 12, 2026		Executive Vice President, Chief Financial Officer, and Treasurer